Form 10-K
period 2024-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2025-03-04
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the 25,958,682 shares of Common Stock held by non-affiliates of the registrant issued and outstanding as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $307,869,969. This amount is based on the closing price of the Common Stock on the Nasdaq Global Select Market of $11.86 per share on that date.  Shares of Common Stock held by executive officers, directors and 10% or greater stockholders have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of March 3, 2025 was 31,592,807.

Documents Incorporated by Reference

Certain information required in Part III of this Annual Report on Form 10-K will be included in a definitive proxy statement for the registrant’s annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, in either case filed with the Commission within 120 days after December 31, 2024, and is incorporated by reference herein.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

Index
Cautionary Note Regarding Forward-Looking Statements

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

•	successful updating and expansion of the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
•	uncertainties regarding our ability to comply with federal laws and regulations regarding the 90/10 Rule and cohort default rates;
•	successful implementation of our strategic plan;
•	our inability to maintain eligibility for or to process federal student financial assistance;
•	regulatory investigations of, or actions commenced against, us or other companies in our industry;
•	changes in the state regulatory environment or budgetary constraints;
•	enrollment declines;
•	challenges in our students’ ability to find employment as a result of economic conditions;
•	maintenance and expansion of existing industry relationships and develop new industry relationships;
•	a loss of members of our senior management or other key employees;
•	uncertainties associated with opening of new campuses and closing existing campuses;
•	uncertainties associated with integration of acquired schools;
•	industry competition;
•	the effect of any cybersecurity incident;
•	the effect of public health outbreaks, epidemics and pandemics;
•	conditions and trends in our industry;
•	general economic conditions; and
•	other factors discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented postsecondary education to recent high school graduates and working adults.  The Company, which currently operates 21 campuses in 12 states, has entered into leases for two new campuses: one in Houston, Texas, with programs expected to begin in the second half of 2025, and one in Hicksville, New York, with programs expected to begin by the end of 2026.  Lincoln Educational Services Corporation offers programs in skilled trades (which include Heating Ventilation and Air Conditioning (“HVAC”), welding and computerized numerical control and electrical and electronic systems technology, among other programs), automotive technology, healthcare services (which include nursing, dental assistant and medical assistant, among other programs) and hospitality services and information technology (which include culinary and aesthetics and information technology programs).  The schools operate under the brands Lincoln Technical Institute, Lincoln College of Technology and Nashville Auto Diesel College.

Most of the Company’s campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs administered by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid. The Company was incorporated in New Jersey in 2003 as the successor-in-interest to various acquired schools including Lincoln Technical Institute, Inc. which opened its first campus in Newark, New Jersey in 1946.

The Company manages its business, evaluates performance and allocates resources based on two reportable business segments, Campus Operations and Transitional:

Campus Operations - The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.  All of the campuses continuing in operation are classified in this segment. The majority of the campuses offer programs across various areas of study.

Transitional – The Transitional segment refers to campuses that are marked for closure and are currently being taught-out, in addition to campuses that are held-for-sale or sold.  As of December 31, 2024, the net assets for the Summerlin, Las Vegas campus were classified as held for sale, with operating results classified within the Transitional segment.  The sale of the campus was consummated effective January 1, 2025.  In addition, the Company closed the Somerville, Massachusetts campus in the prior year. It was fully taught-out as of December 31, 2023.  This campus is classified in the Transitional segment in the prior year’s statement of operations.

As of December 31, 2024, we had 15,138 students enrolled at 21 campuses.  Our average enrollment for the fiscal year ended December 31, 2024 was 14,426 students and our revenues were $440.1 million, which represented an increase of 16.4% over the prior fiscal year.  For more information relating to our revenues, profits and financial condition, please refer to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

We offer programs in areas of study that we believe are typically underserved by traditional providers of postsecondary education and for which we believe there exists significant demand among students and employers. Furthermore, we believe our convenient class scheduling, career-focused curricula and emphasis on job placement offer our students valuable advantages that have been previously unaddressed by the traditional academic sector. By combining virtual training with traditional classroom-based training led by experienced instructors, we believe we offer our students a unique opportunity to develop practical job skills in many of the key areas of expected job demand. We believe these job skills enable our students to compete effectively for employment opportunities and to pursue salary and career advancement.

In the last several years, we have further implemented our plan of improving the student experience by adding program offerings, enhancing existing program offerings and expanding geographically with new state of the art campuses.  See Part II. Item 8. “Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements – Note 6 Leases and Note 8 Real Estate Transactions.”

Index
Business Strategy

We strive to strengthen our position as a leading provider of career‑oriented postsecondary education by continuing to pursue the following strategy:

•
Increase Operating Efficiency. Our existing schools are a result of strategic acquisitions and expansion, and, while the programs may be very similar across the campuses, each campus operates on its own calendar.  As we move most of our curriculum to a hybrid teaching model of virtual and traditional classroom-based in-person training, we are taking this opportunity to also standardize the programs and course calendars so that new students will begin on the same day across all campuses.  In addition, we are removing certain functions from the campuses and centralizing them to remove distractions from the campuses while creating more efficient and effective services for our students. By simplifying, centralizing and standardizing our operations, we believe we will improve our margins and be more scalable.  We are continuously evaluating our processes and implementing new technologies to increase efficiency across the organization.

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

•
Maximize Utilization of Existing Facilities.  We are focused on improving capacity utilization of existing facilities through increased enrollments, the introduction of new programs and relationships with companies in the industry.  In addition, we see opportunities to adjust our real estate needs with the advancement of our hybrid teaching model.

•
Expand Geographically. We plan to deploy our resources to strengthen our brand, invest in new programs and seek opportunities to expand our footprint into new markets.  We have a solid portfolio of corporate entities requesting that we explore new geographies to serve them better. Regardless of whether we expand our current campuses to take advantage of the operating leverage or establish new campuses, our goal is to remain competitive and prudently deploy our resources. Our expansion plans may be achieved organically through the opening of new campuses with existing resources or through acquisitions.  We opened our first new campus in over a decade in the Atlanta market in the first half of 2024, and we have signed leases for a new campus in Houston, Texas that we expect to open in the second half of 2025 and for a new campus in Hicksville, New York that we expect will open by the end of 2026.

•
Expand Teaching Platform.  Using the lessons learned from the COVID-19 pandemic, we expect to continue to transform our in-person education model to a hybrid teaching model, which we call Lincoln 10.0. The Lincoln 10.0 model provides students with greater flexibility and convenience, which should help us attract more students.  Moreover, we believe blended learning will create operating efficiencies that will enable us to contain tuition increases over the coming years and thus provide our students with a higher return on investment in their education in addition to the increased flexibility and convenience. As of December 31, 2024, we have transitioned all of our major programs to the hybrid model, except for our licensed practical nursing program, which we expect will commence transitioning to the hybrid model in 2026.

Programs and Areas of Study

We structure our program offerings to provide our students with a practical, career-oriented education and position them for attractive entry-level job opportunities in their chosen fields. Our diploma/certificate programs typically take between 27 to 104 weeks to complete, with tuition ranging from $14,500 to $42,000.  Our associate degree programs typically take between 69 to 94 weeks to complete, with tuition ranging from $31,000 to $42,000.  As of December 31, 2024, all of our schools offer diploma and certificate programs and ten of our schools are currently approved to offer associate degree programs.  In order to accommodate the schedules of our students and maximize classroom utilization at some of our campuses, we typically offer courses four to five days a week in three shifts per day and start new classes every month.  We update and expand our programs frequently to reflect the latest technological advances in the field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

Index
The following table lists the programs offered as of December 31, 2024:

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

Health Sciences & Information Technology	Medical Assisting Technology	Medical Assistant, Patient Care Technician, Dental Assistant, Licensed Practical Nursing, Computer Systems Support Technician

Skilled Trades.    For the year ended December 31, 2024, skilled trades were our largest area of study, representing 45% of our total average student enrollment.  Our skilled trades programs are 32 to 81 weeks in length, with tuition rates ranging from $21,000 to $36,000. Our skilled trades programs include electrical, heating and air conditioning repair, welding, computerized numerical control and electronic and electronic systems technology. Graduates of our programs are qualified to obtain entry-level employment positions such as electrician, CNC machinist, cable installer, welder, wiring and heating, ventilating and air conditioning, or HVAC installer. Our graduates are employed by a wide variety of employers, including residential and commercial construction, telecommunications installation companies and architectural firms. As of December 31, 2024, we offered skilled trades programs at 17 campuses.

Automotive Technology.    Automotive technology is our second largest area of study, with 29% of our total average student enrollment for the year ended December 31, 2024. Our automotive technology programs are 52 to 98 weeks in length, with tuition rates ranging from $27,000 to $42,000. We believe we are a leading provider of automotive technology education in each of our local markets. Graduates of our programs are qualified to obtain entry-level employment ranging from positions as technicians and mechanics to various apprentice level positions. Our graduates are employed by a wide variety of companies, ranging from automotive and diesel dealers, to independent auto body paint and repair shops to trucking and construction companies.  As of December 31, 2024, we offered programs in automotive technology at 13 campuses.  Our campuses in East Windsor, Connecticut; Nashville, Tennessee; Grand Prairie, Texas; Indianapolis, Indiana; and Denver, Colorado are destination campuses, attracting students throughout the United States and, in some cases, from abroad.

Health Sciences & Information Technology.   For the year ended December 31, 2024, 26% of our total average student enrollment was in our health science & information technology programs. Our health science & information technology programs are 27 to 104 weeks in length, with tuition rates ranging from $15,000 to $33,000. Our health sciences graduates are employed by a wide variety of employers, including hospitals, laboratories, insurance companies, and doctors' offices. Our IT graduates obtain entry-level positions with both small and large corporations. As of December 31, 2024, we offered health science programs at 12 of our campuses and IT programs at four campuses.

Marketing and Student Recruitment

We utilize a variety of marketing and recruiting methods to attract students and increase enrollment. Our marketing and recruiting efforts are targeted at prospective students who are high school graduates entering the workforce, or who are currently underemployed or unemployed and require additional training to enter or re-enter the workforce.

Index
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

Referrals.  Referrals from current students, high school counselors and satisfied graduates and their employers have historically represented approximately 11.0% of our new student starts.  Our school administrators actively work with our current students to encourage them to recommend our programs to prospective students. We endeavor to build and retain strong relationships with high school guidance counselors and instructors by offering annual seminars at our training facilities to further familiarize these individuals on the strengths of our programs.

Recruiting.    Our recruiting efforts are conducted by a group of approximately 278 campus-based and field representatives who meet directly with prospective students during presentations conducted at high schools, in the prospective students’ homes or during their visit to one of our campuses.  We also recruit adult career-seekers or career-changers through our campus-based representatives.

During the fiscal year ended December 31, 2024, we recruited approximately 21% of our students directly out of high school.  Field sales continue to be a large part of our business and developing local community relationships is one of our most important recruiting functions.

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

Enrollment.    We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. As of December 31, 2024, we had 15,138 students enrolled at 21 campuses and our average enrollment during the fiscal year ended December 31, 2024 was 14,426 students.

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

Job Placement

We believe that assisting our graduates in securing employment after completing their program of study is critical to our mission as a postsecondary educational institution as well as to our ability to attract high quality students and enhance our reputation in the industry.  In addition, we believe that high job placement rates result in low student loan default rates, an important requirement for continued participation in Title IV of the Higher Education Act of 1965, as amended (“Title IV Programs”). See Part I, Item 1. “Business - Regulatory Environment—Regulation of Federal Student Financial Aid Programs.”  Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. Our non-destination schools work closely with local employers to ensure that we are training students with skills that local employers seek. Each school has an advisory council comprised of local employers who provide us with direct feedback on how well we are preparing our students to succeed in the workplace. This enables us to tailor our programs to the marketplace. The placement staff in each of our destination schools maintains databases of potential employers throughout the country, allowing us to more effectively assist our graduates in securing employment in their career fields upon graduation. Throughout each year, we hold numerous job fairs at our facilities where we provide the opportunity for our students to meet and interact with potential employers.  We also assist students with resume writing, interviewing and other job search skills.

Index
In addition, many of our schools have internship programs that provide our students with opportunities to work with potential employers prior to graduation. For example, some of the students in our automotive programs have the opportunity to complete a portion of their hands-on training in an actual work environment. Also, some of our students in health sciences programs are required to participate in an externship program in which they work in the field as part of their career training. Further, we have formed industry relationships with several Fortune 500 companies to assist them with their hiring needs. We provide these companies with various services including providing graduating student candidates for interviews and providing company-specific training to selected individuals that accelerates their on-boarding.  These industry relationships not only provide our students with career opportunities which may include signing bonuses and tuition assistance plans, but also benefit Lincoln by sometimes providing equipment donations, scholarships and advice that enables us to design our curricula to better meet industry needs.

Human Capital Management

Overview

We believe that each of our employees plays an important role in our enterprise.  This is particularly true of our faculty.  We are focused on attracting and retaining the highly qualified personnel needed to support our objectives of providing superior education in the programs that our schools provide.

As of December 31, 2024, we had approximately 2,475 employees, including approximately 600 full-time instructors and approximately 450 part-time instructors, and approximately 1,425 employees serving in various administrative and management positions.  We had no seasonal workers. The number of individuals comprising our workforce increased by approximately 8.0% in the most recently completed fiscal year.

Staffing Our Schools

Our schools typically are staffed by a school president, a director of career services, a director of education, a director of administrative services, a director of admissions and a variety of instructors, all of whom are industry professionals with experience in the areas of study at that particular school.

Our average student to teacher ratio was approximately 16.5 to 1 during the fiscal year ended December 31, 2024.

Equal Opportunity

We strive to create a culture of opportunity and excellence through our human capital management practices.  Our recruitment practices and outreach efforts are designed to maximize the applicant pool to ensure that we are able to hire the most qualified individuals in the market.  The varied perspectives  and experiences of our personnel enhance our work.    In accordance with our obligations to provide a discrimination-free and harassment-free workplace, we work hard to ensure equal opportunity in hiring, promotions, training and development, working conditions and compensation.  In addition, the Company has adopted a Human Rights Policy that reflects, among other things, our commitment to anti-discrimination in hiring and otherwise.

Development, Training and Retention

The Company employs staff to attract and engage talent and applies fully integrated recruiting software to track and manage hiring processes for our campuses and corporate functions.  We hire our faculty in accordance with established criteria, including relevant work experience, educational background and accreditation and state regulatory standards. We require meaningful industry experience of our teaching staff to maintain the high quality of instruction in all of our programs that we expect and to address current and industry-specific issues in our course content. In addition, we provide intensive instructional training and continuing education, including quarterly instructional development seminars, annual reviews, technical upgrade training, faculty development plans and weekly staff meetings.

The Company acknowledges the importance of managing productivity and efficiency of its workforce.  The Company uses current technology resources for sales and student services tasks, education support, graduate placement services, and internal talent management. Through the application of these technology tools, productivity data is obtained for key positions and used for process improvement, training, and evaluative purposes.

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

Index
Labor Relations

We believe that we have good relationships with all of our employees.  At seven of our 21 campuses, the teaching professionals are represented by various unions. In 2024, the faculty at one of our campuses voted to be represented through collective bargaining. Approximately 230 employees are now covered by collective bargaining agreements that expire between 2025 and 2027.  Those agreements expiring in the short term, as well as the agreement for the additional campus, are in the process of negotiation.  We believe that we have good relationships with these unions and with the employees covered by these collective bargaining agreements and do not foresee issues with entering into satisfactory new agreements.

Our Management

We believe that our management team has the experience necessary to effectively implement our growth strategy and continue to drive positive educational and employment outcomes for our students.  For a discussion of the risks relating to the attraction and retention of management and executive management employees, see Item 1A. “Risk Factors.”

Competition

The for-profit, postsecondary education industry is highly competitive and highly fragmented with no one provider controlling significant market share.  Direct competition between career-oriented schools like ours and traditional four-year colleges or universities is limited. Thus, our main competitors are other for-profit, career-oriented schools, not-for-profit public schools and private schools, and public and private two-year junior and community colleges, most of which are eligible to receive funding under the federal programs of student financial aid authorized by Title IV Programs. Competition is generally based on location, the type of programs offered, the quality of instruction, placement rates, reputation, recruiting and tuition rates; therefore, our competition is different in each market depending on, among other things, the availability of other options. Public institutions are generally able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools. In addition, some of our other competitors have a more extensive network of schools and campuses, which enables them to recruit students more efficiently from a wider geographic area. Nevertheless, we believe that we are able to compete effectively in our local markets because of the diversity of our program offerings, quality of instruction, the strength of our brands, our reputation and our graduates’ success in securing employment after completing their programs of study.

Our competition differs in each market depending on the curriculum that we offer. For example, a school offering automotive technology, healthcare services and skilled trades programs will have a different group of competitors than a school offering healthcare services and IT technology programs. Also, because schools can add new programs within six to 12 months, competition can emerge relatively quickly. Moreover, with online education becoming more prevalent, the number of competitors in each market has increased because students can now attend classes from an online institution. On average, each of our schools has at least three direct competitors and at least a dozen indirect competitors.

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

Regulatory Environment

The education industry is highly regulated by a wide range of federal and state agencies as well as institutional and programmatic accrediting agencies including the U.S. Department of Education (“DOE”).  The vast regulatory schemes to which our industry is subject cover a significant portion of our operations such as our programs, instructional staff, administrative procedures, marketing and recruiting efforts, third-party servicers, private loan programs, and facilities, among other things.  The various regulatory bodies with oversight over our business periodically issue new requirements, revise existing requirements, and modify their interpretations of existing requirements. These regulatory requirements also impact our ability to acquire or open new campuses, change our existing programs and institute new programs.

Index
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

The various approvals granted by the regulatory entities to which we are subject are what collectively allow our schools to operate and to participate in a variety of government-sponsored financial aid programs that assist students in paying for their education, the most significant of which are the federal student aid programs administered by the DOE under the Higher Education Act of 1965, as amended (the “HEA”).  See Part I, Item 1. “Business - Regulatory Environment – State Authorization,” “Regulatory Environment – Accreditation,” “Regulatory Environment – Regulation of Federal Student Financial Aid Programs,” and “Regulatory Environment – Other Financial Assistance Programs.”  The HEA and the regulations of the DOE specify extensive criteria and numerous standards that we must satisfy in order to participate in federal financial aid programs under Title IV of the HEA (“Title IV Programs”). Generally, to participate in Title IV Programs, an institution must be licensed or otherwise legally authorized to operate in the state where it is physically located, be accredited by an accreditor recognized by the DOE, be certified as an eligible institution by the DOE, offer at least one eligible program of education, and comply with other statutory and regulatory requirements. Students seeking financial aid under Title IV Programs obtain access to federal student financial aid through a DOE-prescribed application and eligibility certification.  Each of our schools currently participates in Title IV Programs.  For the fiscal year ended December 31, 2024, approximately 82.0% (calculated based on cash receipts) of our revenues were derived from Title IV Programs. Congress periodically revises the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program.  Further, the President could issue executive orders or take other actions and the DOE could establish new regulations that could make it more difficult for our schools to operate and comply with applicable regulations.

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

State Authorization

To operate and offer postsecondary educational programs and to be certified to participate in Title IV Programs, each of our schools must be authorized and maintain authorization from the state in which it is physically located. Further, in order for a school to engage in educational or recruiting activities outside of its state of physical location, the school also may be required to obtain and maintain authorization from the states in which it is recruiting students or in which its students are receiving online instruction. The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, student outcomes reporting, disclosure obligations to students, limitations on mandatory arbitration clauses in enrollment agreements, requirements for distance learning including online and blended courses, financial operations, and other operational matters. Some states prescribe standards of financial responsibility and mandate that institutions post surety bonds. We have posted surety bonds on behalf of our schools and education representatives with multiple states in an aggregate amount of approximately $17.0 million. Currently, each of our schools is authorized by the applicable state education agencies to offer distance and in-person learning in the states in which the school is physically located and is authorized to recruit students in the states in which it recruits students. Our Indianapolis school also is an institutional participant in NC-SARA which enables it to offer distance learning to students located in other states.  Our other schools have entered into a consortium agreement with our Indianapolis school that has been approved by ACCSC and applicable state education agencies and that enables students enrolled in one of the other schools to take courses online through the Indianapolis school.

Some of our educational programs prepare students for occupations that require professional licensure in order to work in the occupation.  These programs are subject to the requirements of state occupational agencies that require our schools that offer the programs to obtain agency approval of the programs and to comply with the applicable requirements of these boards.  For example, each of our schools that offers a nursing program is required to obtain and periodically renew approvals from the applicable occupational agencies that regulate these programs in the state in which the schools are physically located.  If we fail to maintain our approvals or comply with applicable requirements, we could lose our authority to offer the impacted programs and could be subject to other sanctions.

The practical nursing program offered at three of our campuses in New Jersey also is subject to the requirements of the New Jersey Board of Nursing (“NJBON”), a state occupational agency.  Among the various requirements applicable to the practical nursing program is the requirement that at least 75% of the program’s graduates pass the state licensure examination on their first attempt.  On July 12, 2024, the NJBON placed our Paramus, New Jersey campus (the “Paramus campus”) practical nursing program on probation because, for three consecutive calendar years, less than 75% of the program’s graduates passed the state licensure examination on their first attempt. The program also is offered  at the Company’s other campuses in Iselin and Moorestown, New Jersey where the licensure pass rate requirement has been successfully achieved by the graduates of the program at these campuses.

Index
As a result of the probationary status of the Paramus campus program, the Paramus campus was required to submit to the NJBON an 18-month action plan demonstrating its plan for improving the licensure pass rate to at least 75% in the next calendar year (or within an extension period if granted by the NJBON).  Furthermore, during this probationary period, the NJBON will not allow the Paramus campus to enroll any new students or accept any transfer students in its practical nursing program.  If the program does not achieve the required licensure pass rate within one calendar year (or within an extension period if granted by the NJBON), the NJBON rules indicate that the program would not be eligible for restoration to accredited status and, therefore, would lose accreditation permanently for this program.

While the loss of the ability to enroll new students or accept transfer students during the probationary period, or the ultimate loss of accreditation for the practical nursing program at the Paramus campus (should that occur), would not be expected to be material to the Company, it could have a negative reputational impact and have an adverse financial impact on the Paramus campus if we are unable to enroll more students in other existing programs at the Paramus campus and/or to add other programs at this campus. We would expect that the loss in practical nursing students at this location would be offset, at least in part, by increased enrollments at our Iselin and Moorestown, New Jersey campuses.

In general, if any of our schools fail to comply with state licensing requirements, they may be subject to the loss of state licensure or authorization. If any one of our schools lost its authorization from the education agency of the state in which the school is located, or failed to comply with the DOE’s state authorization requirements, that school would lose its eligibility to participate in Title IV Programs, the Title IV Program eligibility of its related additional locations could be affected, the impacted schools would be unable to offer its programs, and we could be forced to close the schools. If one of our schools lost its state authorization from a state other than the state in which the school is located, the school would not be able to recruit students or to operate in that state.

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

Accreditation by an accrediting agency recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting agencies must adopt specific standards for their review of educational institutions. As of December 31, 2024, 21 of our campuses are institutionally accredited by the Accrediting Commission of Career Schools and Colleges (the “ACCSC”) which is recognized by the DOE.

If the DOE withdraws the recognition of an accrediting agency, the HEA indicates that the DOE may continue the eligibility of qualified institutions accredited by the accrediting agency for a period of up to 18 months from the date of the withdrawal of the DOE’s recognition of the accrediting agency. If provided, this period would allow time for institutions to apply for accreditation from another DOE-recognized accrediting body. The DOE could impose provisional certification status and other conditions and restrictions on such institutions during this time period. If the DOE declines to continue its recognition of ACCSC and if the subsequent period for obtaining accreditation from another DOE-recognized accrediting agency lapses before we obtain accreditation from another DOE-recognized accrediting agency (or if the DOE does not provide such a period for institutions to obtain other accreditation), our schools could lose Title IV eligibility.  On May 25, 2023, the DOE notified ACCSC that it would continue the DOE’s recognition of the agency as a nationally recognized accreditor for three years.

Index
The following is a list of the dates on which each campus was accredited by its accrediting commission and the date by which its accreditation must be renewed.

Accrediting Commission of Career Schools and Colleges Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation
Philadelphia, PA2	September 1, 2023	May 1, 2028
Union, NJ1	August 14, 2024	February 1,2029
Mahwah, NJ1	October 15, 2020	August 1, 2024[4]
Melrose Park, IL2	November 21, 2024	November 1, 2029
Denver, CO1	September 6, 2022	February 1, 2026
Columbia, MD2	September 1, 2023	February 1, 2027
Grand Prairie, TX1	May 26, 2022	August 1, 2026
Allentown, PA2	May 23, 2023	January 1, 2027
Nashville, TN1	March 8, 2023	May 1, 2027
Indianapolis, IN	May 23, 2023	November 1, 2026
New Britain, CT	December 1, 2023	January 1, 2028
Shelton, CT2	May 23, 2023	September 1, 2028
Queens, NY1	November 21, 2024	June 1, 2028
East Windsor, CT2	March 13, 2024	February 1, 2028
South Plainfield, NJ1	August 14, 2024	August 1, 2029
Iselin, NJ	May 15, 2018	May 15, 2023[4]
Moorestown, NJ3	May 28, 2024	May 1, 2028
Paramus, NJ3	August 14, 2024	May 15, 2028
Lincoln, RI3	September 4, 2024	May 1, 2028
Marietta, GA3	May 1, 2022	May 1, 2027
East Point, GA2	December 20, 2023	December 20, 2025[4]

[1]	Branch campus of main campus in Indianapolis, IN
[2]	Branch campus of main campus in New Britain, CT
[3]	Branch campus of main campus in Iselin, NJ
[4]	Campus going through reaccreditation

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

Nature of Federal and State Support for Post-Secondary Education

As noted above, the federal government provides a substantial part of the financial support for postsecondary education through Title IV Programs, in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible by the DOE. Most aid under Title IV Programs is awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the expected amount a student and his or her family can reasonably contribute to that cost. A recipient of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of his or her program of study and must meet other applicable eligibility requirements for the receipt of Title IV Program funds. In addition, each school must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students and provide reports on recipient data.

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

In fiscal year 2024, we derived approximately 5.5% of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill and Veteran Readiness and Employment services.  To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA, including that the institution must, among other things, report on the enrollment status of eligible students, maintain student records and make such records available for inspection, follow rules applicable to the individual benefits programs, comply with rules applicable to distance education and hybrid programs, and comply with applicable limits on the percentage of students having a portion of their tuition or other institutional charges paid by the school or with certain veterans’ benefits.  If we fail to comply with these or other applicable requirements, we could be subject to liabilities or sanctions including the loss of eligibility to participate in the programs.

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

The VA imposes limitations on the percentage of students per program who have a portion of their tuition or other institutional charges paid by the school or with certain veterans’ benefits, unless the program qualifies for certain waivers. On January 16, 2024, the VA published new regulations that, among other things, eliminate certain exceptions from these limitations and changed the criteria for obtaining a waiver of these rules.  The VA simultaneously issued a bulletin delaying the applicability date to one year after the publication of the regulation to allow institutions to implement any necessary changes in their policies to comply with the new regulations.  These new rules could make it more difficult for our programs to comply with these limitations.  If the VA determines that a program is out of compliance with these limitations, the VA will continue to provide benefits to current students, but new students will not be eligible to use their veterans’ benefits for an affected program until we demonstrate compliance.  Additionally, the VA requires a campus be in operation for two years in certain cases before it can apply to participate in VA benefit programs. All of our campuses that are currently in operation are eligible to participate in VA education benefit programs.

During 2012, President Obama signed an Executive Order directing the U.S. Department of Defense (“DOD”), the VA and DOE to establish “Principles of Excellence” (the “Principles”), based on certain guidelines set forth in the Executive Order, to apply to educational institutions receiving federal funding for service members, veterans and family members. As requested, we provided written confirmation of our intent to comply with the Principles to the VA in June 2012. We are required to comply with the Principles to continue recruitment activities at military installations. Additionally, there is a requirement to execute a memorandum of understanding (“MOU”) with the
DOD as well as with certain individual installations. Each of our institutions has an MOU with the DOD.  If our campuses fail to comply with VA, DOD, SAA, and other requirements applicable to financial aid programs for veterans or active military members, our schools and students could lose access to this funding or could be subject to restrictions or conditions on ability to receive such funding.

Regulation of Federal Student Financial Aid Programs

As noted above, in order to participate in Title IV Programs, an institution must be authorized to offer its programs by the state education agencies in the state in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after reviewing and approving the institution’s application to participate in Title IV Programs. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes as of December 31, 2024 we had the following three institutions, collectively consisting of three main campuses and 19 additional locations:

Index
Main Institution/Campus(es)	Additional Location(s)
Iselin, NJ	Moorestown, NJ
Paramus, NJ
Lincoln, RI
Marietta, GA

New Britain, CT	Shelton, CT
Philadelphia, PA
East Windsor, CT
Melrose Park, IL
Allentown, PA
Columbia, MD
East Point, GA

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

Institution	Expiration Date of Current Program Participation Agreement
Iselin, NJ	December 31, 2024[1]
Indianapolis, IN	December 31, 2024[1]
New Britain, CT	December 31, 2024[1]

[1]	Provisionally certified and recertification application under review.

Each of our institutions has submitted an application to the DOE for continued certification to participate in Title IV Programs.  The DOE regulations state that an institution’s existing certification will be extended on a month-to-month basis following the expiration of the institution’s period of participation until the end of the month in which the DOE issues a decision on the application for a renewal of certification as long as the institution has submitted a materially complete application by the applicable deadline prior to the expiration date of its current period of participation.  Each of our three institutions submitted a materially complete application prior to the applicable expiration date.  The DOE has confirmed in writing that each institution remains eligible to participate in Title IV Programs while the DOE reviews its recertification application.

The DOE typically provides provisional certification status to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility.  The DOE provisionally certified all of our institutions based on findings in recent audits of each institution’s Title IV Program compliance that the DOE alleges identified deficiencies related to DOE regulations regarding an institution’s level of administrative capability.  An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event the DOE takes certain adverse actions against the institution, is required to obtain prior DOE approvals of new campuses and educational programs, and may be subject to heightened scrutiny by the DOE.  Provisional certification status makes it easier for the DOE to revoke or decline to renew our Title IV eligibility if the DOE chooses to take such an action against us and other provisionally certified for-profit schools without undergoing a formal administrative appeal process.  The DOE could attempt to use an institution’s provisional certification status as a basis for imposing additional conditions or restrictions on the institution.

Index
On October 31, 2023, the DOE published final regulations on a variety of topics including, but not limited to, regulations to authorize additional conditions and restrictions on provisionally certified institutions.  See Part I, Item 1. “Business - Regulatory Environment – Negotiated Rulemaking.”  The regulations had a general effective date of July 1, 2024 and expand the grounds for placing institutions on provisional certification status, expand the types of conditions the DOE may impose on provisionally certified institutions, and expand the number of requirements contained in the institution’s program participation agreement with the DOE (including, among other requirements, an obligation to comply with all state laws related to closure).

The final regulations allow the DOE to place institutions on provisional certification status if, among other reasons, the institution does not meet financial responsibility factors or administrative capability standards, if the institution is required by the DOE to submit a letter of credit as a result of a mandatory or discretionary triggering event, or if the DOE deems the institution to be at risk of closure.  The final regulations also allow the DOE to determine whether to certify or impose conditions on an institution based on consideration of factors including, for example, the institution’s withdrawal rate, the amounts the institution spent on recruiting activities, advertising, and other pre-enrollment activities, and the passage rate for licensure exams for programs that are designed to meet the educational requirements for a professional license required for employment in an occupation.

The final regulations also expand the types of conditions that the DOE can impose on provisionally certified institutions including, for example, restrictions on the addition of new programs or locations, restrictions on the rate of growth or new enrollment of students or of Title IV volume, restrictions on the institution providing a teach-out on behalf of another institution, restrictions on the acquisition of another participating institution (including financial protection requirements), additional reporting requirements, limitations on entering into certain written arrangements with institutions or entities for providing part of an educational program, requirements to submit marketing and recruiting materials to DOE for approval (if the institution is alleged or found to have engaged in substantial misrepresentations to students, engaged in aggressive recruiting practices, or violated incentive compensation rules), reporting requirements for institutions that received a government formal inquiry such as a subpoena related to its marketing or recruitment or its federal financial aid, and other potential conditions imposed by the DOE.

The new regulations increase the possibility that our schools could remain in provisional certification status, be subject to additional reporting requirements and other conditions and sanctions such as letter of credit requirements and be subject to a potential loss of Title IV eligibility if our efforts to comply with the new regulations are unsuccessful.

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

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional and Presidential Action. Political and budgetary concerns significantly affect Title IV Programs. Congress periodically revises the HEA and other laws governing Title IV Programs.  It is not known if or when Congress will pass final legislation that comprehensively reauthorizes and amends the HEA or other laws affecting U.S. federal student aid.

In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Congress can also make changes in the laws affecting Title IV Programs in the annual appropriations bills and in other laws it enacts between the HEA reauthorizations such as its recent amendment to the 90/10 rule in the HEA.  See Part I, Item 1. “Business - Regulatory Environment – 90/10 Rule.” Similarly, the President could issue executive orders or take other actions and the DOE could establish new regulations or publish new guidance that could make it more difficult for our schools to operate and comply with applicable regulations.   Moreover, Congress, or the President could take action to downsize or eliminate the DOE or transfer some or all of the authority and responsibilities of the DOE to another agency.  Because a significant percentage of our revenues are derived from Title IV Programs, any action by Congress, the President or the DOE that significantly reduces Title IV Program funding, that limits or restricts the ability of our schools, programs, or students to receive funding through the Title IV Programs, or that imposes new restrictions or constraints upon our business or operations could reduce our student enrollment and our revenues, and could increase our administrative costs and require us to arrange for alternative sources of financial aid for our students and require us to modify our practices in order for our schools to comply fully with Title IV Program requirements. Further, current requirements for student or school participation in Title IV Programs may change or one or more of the present Title IV Programs could be replaced by other programs with materially different student or school eligibility requirements. The potential for changes related to the DOE or Title IV Programs that may be adverse to us and other for-profit schools like ours may increase as a result of changes in political leadership.  We cannot predict the scope, timing or likelihood of future actions and changes by Congress, the President or the DOE with respect to the operations and existence of the DOE or the laws and regulations applicable to and the funding for the Title IV Programs.  If we cannot comply with the provisions of the HEA and the regulations of the DOE as they may be revised or with the terms of an executive order or the Presidential action or if the cost of such compliance is excessive or if funding is materially reduced or disrupted by changes in Title IV Programs or DOE, our revenues or profit margin could be materially adversely affected.

Index
Gainful Employment.  On October 10, 2023, the DOE published final new gainful employment and financial value transparency regulations which had a general effective date of July 1, 2024.

The new regulations establish rules for annually evaluating each of our educational programs based on the calculation of debt-to-earnings rates (an annual debt-to-earnings rate and a discretionary debt-to-earnings rate) and an earnings premium measure based on an evaluation of median annual earnings. The DOE will calculate these rates and measures under complex regulatory formulas outlined in the regulations and using data such as student debt (including not only Title IV loans but also certain private loans and extensions of credit), student earnings data, and comparative median earnings data for young working adults with only a high school diploma or GED (including state-by-state annual earnings thresholds for 2024 published by the DOE on December 31, 2024). If one or more of our educational programs were to yield debt-to-earnings rates or an earnings premium measure that do not comply with regulatory benchmarks for two of three consecutive years, we would lose Title IV eligibility for each of the impacted educational programs. The regulations will also require us to provide warnings to current and prospective students for programs in danger of losing of Title IV eligibility (which could deter prospective students from enrolling and current students from continuing their respective programs). The regulations also include provisions for providing certifications and reporting data to the DOE and providing required student disclosures related to gainful employment.

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

The DOE announced at the time it released the final gainful employment regulations that the first official outcome rates would be published in early 2025 and that programs that fail the gainful employment metric in the first two years the rates are issued would become ineligible in 2026.  However, on February 14, 2025, the DOE announced it had extended the deadline for reporting gainful employment and financial value transparency data to the DOE to September 30, 2025, and stated it does not plan to produce any gainful employment and financial value transparency metrics prior to the new September 30, 2025 deadline.  Additionally, as part of a consent motion to stay proceedings in a lawsuit in a federal district court in Texas seeking to stop the implementation of the gainful employment regulations, the DOE stated it does not expect to issue any gainful employment metrics before the fall of 2025, and stated the new Presidential administration is evaluating its position regarding the issues in the case.  We cannot predict when the DOE will publish the first official outcome rates or what those rates will be.  We also cannot predict the outcome of the pending lawsuit and whether it will result in the delay or prevention of the implementation of the new gainful employment regulations.  The implementation of new gainful employment regulations could require us to eliminate or modify certain educational programs, could result in the loss of our students’ access to Title IV Program funds for the affected programs, and could have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.

Borrower Defense to Repayment Regulations.  The DOE’s Borrower Defense to Repayment (“BDR”) regulations establish processes for borrowers to receive from the DOE a discharge of the obligation to repay certain Title IV Program loans based on certain acts or omissions by the institution or a covered party. The regulations also establish processes for the DOE to seek recovery from the institution of the amount of discharged loans.

On November 1, 2022, the DOE published new final BDR regulations with a general effective date of July 1, 2023 that also addressed other topics.  The final regulations are extensive and generally make it easier for borrowers to obtain discharges of student loans and for the DOE to assess liabilities and other sanctions on institutions based on the loan discharges.  The final regulations are currently under an injunction ordered by the Fifth Circuit Court of Appeals and currently under appeal to the U.S. Supreme Court.  Therefore, the challenged amendments to the BDR regulations that were to take effect on July 1, 2023 are not in effect, but the previous BDR regulations generally remain in effect in the meantime and apply different substantive standards and procedures based on when a BDR claimant’s loans were disbursed.  We cannot predict the duration of the injunction, the ultimate outcome of the lawsuit, whether the DOE under the new administration will continue to defend against the lawsuit, or if and when the revised BDR regulations might take effect.

Between April 2021 and February 2024, the Company received three separate notifications from the DOE that the DOE was in receipt of borrower defense claims containing allegations concerning our schools and requiring that the DOE undertake a fact-finding process pursuant to DOE regulations. The three separate notifications contained a total of approximately 3,000 borrower defense claims.  Among other things, the communication outlined a process by which the DOE would provide the applications and allow us the opportunity to submit responses to them.   Based upon publicly available information, it appears that the DOE has undertaken similar reviews of other educational institutions which have also been the subject of various borrower defense applications. We have received the borrower application claims and have completed the process of thoroughly reviewing and responding to each borrower application as well as providing information in response to the DOE’s requests.

Index
In January 2025, the DOE published a press release announcing the discharge of a large number of loans at a large number of schools which included loans totaling approximately $1.4 million for 280 borrowers who attended our Massachusetts schools between 2010 and 2013.  The notice does not acknowledge or evaluate our prior responses to those applications.  The DOE may attempt to impose liability on the Company for reimbursement for the discharged loans.  If the DOE seeks reimbursement from us for the discharged loan amounts, we would consider our options for challenging the legal and factual bases for such actions.  In the event that  the DOE were to prevail in any efforts seeking reimbursement for the discharged loans, it could have a material adverse effect on our business and results of operations.

As previously reported, on June 22, 2022, the DOE and the plaintiff student loan borrowers in a class action against the DOE initiated on June 25, 2019 in the U.S. District Court for the Northern District of California (Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.)) announced a proposed settlement agreement to resolve claims that the DOE had failed to timely decide Borrower Defense to Repayment applications submitted to the DOE.  The proposed settlement included three categories of relief for student loan borrowers.  First, the DOE would agree to discharge loans and refund prior loan payments to the class  members with loan debt associated with an institution on the list included in the proposed settlement (which includes Lincoln institutions).  The class action plaintiffs and the DOE stated that the DOE had determined that attendance at one of the listed institutions justifies presumptive relief allegedly based on strong indicia regarding substantial misconduct by the institutions, whether credibly alleged or in some instances proven, and the purportedly high rate of class members with applications related to the listed schools.  Second, the proposed settlement included new procedures for the DOE to resolve pending borrower defense claims associated with other schools not on the list.  Third, for any student loan borrower who submitted a borrower defense application after June 22, 2022 and before the final approval of the settlement, the proposed settlement would require the DOE to review the applications under the DOE’s 2016 regulatory standards and issue decisions within 36 months, or else the applications would be discharged in full.

At the time that the class action plaintiffs and the DOE announced the proposed settlement, Lincoln was not a party to the lawsuit and none of the named plaintiffs had attended a Lincoln institution.  In August 2022, Lincoln and three other schools were granted permission to intervene in the lawsuit to protect their interests in the finalization and implementation of any settlement agreement that the court might approve.  On November 16, 2022, the federal district court approved the settlement as proposed and the DOE began implementing the settlement relief while Lincoln and other parties appealed the settlement’s final approval to the U.S. Court of Appeals for the Ninth Circuit.  On November 5, 2024, the Ninth Circuit upheld the settlement on appeal.  One or more parties are expected to continue to appeal the final approval of the settlement, but Lincoln does not intend to continue participating in the appeal.  See Part I, Item I. “Business – Regulatory Environment – Borrower Defense to Repayment Regulations.”

The settlement provides automatic debt forgiveness and refunds, or a streamlined review process, for former students of over 150 schools, including our institutions, who had submitted borrower defense claims or before June 22, 2022. Based upon publicly available information, approximately 264,000 borrower defense claims associated with all schools were eligible for automatic relief or a streamlined review process as of June 22, 2022.  The settlement also provides a 36-month deadline for the DOE to decide borrower defense claims submitted between June 23, 2022 and November 16, 2022, the date of the court’s final approval of the settlement, under the DOE’s 2016 regulatory standards.  If the DOE does not decide those claims within 36 months, the applicants will receive automatic debt forgiveness and refunds without considering the merits of the claims.  As a result of publicity about the opportunity afforded by the settlement, approximately 206,000 additional student borrowers submitted 250,000 applications prior to November 16, 2022.

On January 13, 2023, Lincoln appealed the settlement’s final approval to the U.S. Court of Appeals for the Ninth Circuit.  Two of the three other intervener schools also appealed on the same date.  The three schools appealing also sought to stay the implementation of the settlement while their appeals were being decided, but the requested stay was denied by the district court, the Ninth Circuit, and the U.S. Supreme Court.  As a result, the DOE began implementing the settlement relief while the three schools appeal the settlement’s final approval.  The Ninth Circuit issued a panel decision on November 5, 2024, denying the appeal.  Although the other appealing schools may continuing efforts to appeal this matter (including to the U.S. Supreme Court), we do not intend to continue to participate in the appeal process.

It is not possible at this time to predict whether the settlement will continue to be upheld on appeal, what additional actions the DOE might take as the settlement continues to be upheld on appeal, or whether the DOE or other agencies might take actions against Lincoln institutions.  Such actions could have a material adverse effect on our business and results of operations.

It also remains unclear what loan discharge applications the DOE may receive and grant in the future and whether the DOE will assert repayment claims against us.  As a result, we are not able to predict the ultimate outcome of the DOE’s review of these applications at this time. If the DOE disagrees with our legal and factual grounds for contesting the applications, or if the DOE fails to adjudicate the claims within 36 months, the DOE could discharge the loans associated with the applications and award refunds to student borrowers.  We believe that the DOE already may have discharged loans associated with some of the pending applications, but the DOE has not furnished definitive data to us necessary to determine the extent to which applications have been granted.  The DOE may attempt to seek recoupment from applicable schools relating to loan discharges.  If the DOE seeks reimbursement from us for the discharged loan amounts in any or all approved applications, we would consider our options for challenging the legal and factual bases for such actions.  We cannot predict the outcome of any challenges we might make to such actions.  In the event that  the DOE were to prevail in any efforts seeking reimbursement for the discharged loans, it could have a material adverse effect on our business and results of operations.

Index
The "90/10 Rule."  Under the HEA, a proprietary institution that derives more than 90% of its total revenue from Title IV Programs (its “90/10 Rule percentage”) for two consecutive fiscal years becomes immediately ineligible to participate in Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years. An institution with revenues exceeding 90% for a single fiscal year will be placed in provisional certification status and may be subject to other enforcement measures, including a potential requirement to submit a letter of credit.  See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.”  If an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility. A loss of eligibility to participate in Title IV Programs for any of our institutions would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations.

We have calculated that for the fiscal year ended December 31, 2024, our institutions’ 90/10 Rule percentages ranged from approximately 80% to 84%.  For fiscal year 2024, none of our existing institutions derived more than 90% of its revenues from Title IV Programs.  Our calculations are subject to review by the DOE.

In March 2021, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law.  Among other provisions, the ARPA includes a provision that amends the 90/10 Rule by treating other “federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution” in the same way as Title IV Program funds are currently treated in the 90/10 Rule calculation. This means that our institutions are now required to limit the combined amount of Title IV Program funds and applicable “federal funds” revenue in a fiscal year to no more than 90% in a fiscal year as calculated under the rule. Consequently, the ARPA change to the 90/10 Rule is expected to increase the 90/10 Rule calculations at our institutions. The ARPA does not identify the specific federal funding programs that will be covered by this provision, but it is expected to include funding from federal student aid programs such as the veterans’ benefits programs, which include the Post-9/11 GI Bill and Veterans Readiness and Employment services, from which we derived approximately 5.5% of our revenues on a cash basis in fiscal year 2024.

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

We continue to evaluate the impact of the new 90/10 Rule regulations on our business.  We continue to make changes to our operations in order to address the provisions in the 90/10 Rule and in order to maintain the 90/10 Rule percentages at our institutions below the 90% threshold as calculated under DOE regulations.  However, we do not have significant control over the amount of Title IV Program funds that our students may receive and borrow. Our institutions’ 90/10 Rule percentages can be increased by increases in Title IV Programs aid availability (including, for example, increases in Pell Grant funds) and can be decreased by decreases in the availability of state grant program funding and other sources of student aid that do not count as Title IV Programs funds in the 90/10 Rule calculation. Our institutions’ 90/10 Rule percentages also will continue to increase when the ARPA amendments to the 90/10 Rule take effect to the extent that students eligible to receive military and veteran education assistance enroll and use their financial assistance at our institutions. We cannot be certain that the changes we continue to make to comply with the amended 90/10 Rule will succeed in maintaining our institutions’ 90/10 Rule percentages below the required levels or that the changes will not materially impact our business operations, revenues, and operating costs.  It also is possible that Congress or the DOE could amend the 90/10 Rule in the future to lower the 90% threshold, change the calculation methodology, or make other changes to the 90/10 Rule that could make it more difficult for our institutions to comply with the 90/10 Rule.

Index
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

In September 2024, the DOE released the final cohort default rates for the 2021 federal fiscal year.  These are the most recent final rates published by the DOE.  The rates for our existing institutions for the 2021 federal fiscal year were zero.  None of our institutions had a cohort default rate equal to or greater than 30% for the 2020 federal fiscal year.  The DOE implemented a temporary suspension of repayment obligations and interest accruals on federal student loans during the COVID-19 pandemic for a period of over three years which contributed to a substantial reduction in our cohort default rates.  We expect borrower defaults to increase during periods after the expiration of the temporary suspension which we expect will result in higher cohort default rates in the future particularly if borrowers do not successfully resume timely repayment of their federal student loans.  We cannot predict how high our cohort default rates will increase in the future.

In February 2025, the DOE released draft three-year cohort default rates for the 2022 federal fiscal year.  The draft cohort default rates are subject to change pending receipt of the final cohort default rates, which the DOE is expected to publish in September 2025.  The draft rates for our institutions for the 2022 federal fiscal year were zero.

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
•
posting a letter of credit in an amount equal to at least 10% of the Title IV Program funds received by the institution during its most recently completed fiscal year accepting provisional certification status; complying with additional DOE monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than the DOE's standard advance funding arrangement.

For the 2024 fiscal year, we calculated our composite score to be 2.5. Composite scores are subject to determination by the DOE based on its review of our consolidated audited financial statements, but we believe it is likely that the DOE will determine that our institutions comply with the composite score requirement.

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

Index
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

On January 11, 2018, the DOE sent letters to our then existing Columbia, Maryland and Iselin, New Jersey institutions requiring each institution to submit a letter of credit to the DOE based on findings of late returns of Title IV Program funds in the annual Title IV Program compliance audits submitted to the DOE for the fiscal year ended December 31, 2016.  Accordingly, we submitted letters of credit in the amounts of $0.5 million and $0.1 million to the DOE by the February 23, 2018, deadline and we continue to comply with the letter of credit requirement.  By letter dated February 16, 2021, the DOE notified us that our Columbia and Iselin institutions failed to comply with the refund requirements based on their 2017, 2018, and 2019 audits.  Consequently, the DOE has required us to maintain with the DOE a letter of credit in the amount of $600,020.  The DOE extended the expiration date of this letter of credit until January 31, 2026 based on its conclusion that the compliance audits for the three institutions for 2020 through 2022 contained compliance findings related to refunds even though many of the audits did not contain late refund findings.

More recently, the DOE commenced a negotiated rulemaking process and conducted meetings from January through March 2024 for a negotiated rulemaking committee to discuss proposed regulations on a number of topics including plans to amend the regulations on the requirements for institutions to return unearned Title IV funds to students who withdraw from their educational programs before completing them.  The DOE published final regulations on January 3, 2025 with a general effective date of July 1, 2026 on topics including, among others, refunds for students who do not begin attendance at the school or who withdraw from school, the requirement to determine the date a student withdrew from school, the refund calculations for clock hour programs, and the calculation of withdrawal dates and refunds for programs provided in modules  The DOE did not include a proposal regarding attendance requirements for distance education programs.  We are in the process of reviewing these new regulations and their potential impact on our business and results of operations.  See Part I, Item 1. “Business - Regulatory Environment – Negotiated Rulemaking.”

Negotiated Rulemaking.  The DOE initiated rulemaking on several topics in January 2022 and, after delaying the process, announced in January 2023 its intention to reinitiate the rulemaking process on topics including gainful employment, financial responsibility, administrative capability, certification procedures, ability to benefit, and improving income-driven repayment of loans. On May 19, 2023, the DOE published a notice of proposed rulemaking in the Federal Register that included proposed regulations on topics including gainful employment, financial responsibility, administrative capability, certification, and ability to benefit. On October 10, 2023, the DOE published the final gainful employment regulations which had a general effective date of July 1, 2024.  See Part I, Item 1. “Business - Regulatory Environment – Gainful Employment.”  On October 31, 2023, the DOE published final regulations regarding financial responsibility, administrative capability, certification standards and procedures, and ability to benefit. The regulations had a general effective date of July 1, 2024.  See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility,” “Regulatory Environment – Administrative Capability,” and “Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”

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

The DOE also commenced a new negotiated rulemaking process with meetings conducted from January through March 2024 on several topics including state authorization, accreditation, return of unearned Title IV Program funds for students who withdraw from school without completing their educational programs, cash management, and distance education.  See Part I, Item 1. “Business – Regulatory Environment – State Authorization,” “Regulatory Environment – Accreditation,” and “Regulatory Environment – Return of Title IV Program Funds.”

On July 24, 2024, the DOE published a notice of proposed rulemaking on distance education, return of Title IV funds, and other topics. The DOE published the final rule on January 3, 2025 with a general effective date of July 1, 2026.  The distance education rules, among other changes, add a definition of ‘‘distance education course’’ and require institutions to report information about which Title IV students are enrolled in distance education courses.  The DOE did not move forward with other distance education proposals such as expanding the definition of additional location to include virtual locations for programs offered entirely online or through correspondence or disallowing asynchronous distance education in clock hour programs for Title IV purposes.  The final regulations also amended certain portions of the  return of Title IV funds regulations.  See Part I, Item I. “Business – Regulatory Environment – Return of Title IV Funds.”

Index
The DOE could issue new regulations and guidance in the future.  For example, the DOE previously announced its intention to conduct negotiated rulemaking at a date to be determined to consider regulations related to third-party servicers on topics including, for example, the definition of third-party servicers, audit requirements for servicers, an application process for servicers, and reporting, financial, past performance, and other compliance requirements.  The DOE also previously announced that it plans to issue revised guidance on how institutions of higher education may compensate their recruiters.  See Part I, Item 1. “Business - Regulatory Environment – Restrictions on payment of Commissions, Bonuses and Other Incentive Payments.”  We cannot predict the timing and scope of any regulations or guidance the DOE might issue on these or other topics (or whether the DOE under the new administration will issue such regulations or guidance), but new regulations or guidance on these or other topics could increase the possibility that our schools could be subject to additional reporting requirements, to potential liabilities and sanctions such as letter of credit requirements, and to potential loss of Title IV eligibility if our efforts to modify our operations to comply with any new requirements are unsuccessful which could have a significant impact on our business and results of operations.

Substantial Misrepresentation.  The DOE’s regulations prohibit an institution that participates in Title IV Programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with the DOE. A “misrepresentation” includes any false, erroneous, or misleading statement (whether made in writing, visually, orally, or through other means) that is made by an eligible institution, by one of its representatives, or by a third party that provides to the institution educational programs, marketing, advertising, recruiting, or admissions services and that is made to a student, prospective student, any member of the public, an accrediting or state agency, or to DOE.  The DOE defines a “substantial misrepresentation” to include any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. The definition of “substantial misrepresentation” is broad and, therefore, it is possible that a statement made by the institution or one of its service providers or representatives could be construed by the DOE to constitute a substantial misrepresentation. On January 16, 2025, the DOE published guidance reinforcing that the misrepresentation rules apply equally to various types of statements made by a third-party entity engaged by the institution and their respective employees, contractors, and representatives and that institutions may be responsible for the consequences of misrepresentation committed by any external service provider that they engage.  If the DOE determines that one of our institutions has engaged in substantial misrepresentation, the DOE may impose sanctions or other conditions upon the institution including, but not limited to, initiating an action to fine the institution or limit, suspend, or terminate its eligibility to participate in the Title IV Programs and may seek to discharge students’ loans and impose liabilities upon the institution. The DOE published final regulations on November 1, 2022 on a variety of topics including, amended and expanded regulations on substantial misrepresentations.  Specifically, the new regulations expand the types of conduct that could result in a discharge of student loans including:  1) an expanded list of substantial misrepresentations; 2) a new section regarding substantial omissions of fact; 3) breaches of contract; 4) a new section regarding aggressive and deceptive recruitment; or 5) state or federal judgments or final DOE actions that could result in a borrower defense claim.  Some of these forms of conduct also could result in further scrutiny of marketing and recruiting practices by institutions like our schools and could increase the chances of the DOE finding practices to be noncompliant and imposing sanctions based on the alleged noncompliance up to and including fines and potential loss of Title IV eligibility.  See Part I, Item 1. “Business - Regulatory Environment – Borrower Defense to Repayment Regulations.”

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

School Acquisitions/Change of Control.  When a company acquires a school that is eligible to participate in Title IV Programs, that school undergoes a change of ownership resulting in a “change of control” as defined by the DOE. Upon such a change of control, a school's eligibility to participate in Title IV Programs is generally suspended until it has applied for recertification by the DOE as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation.  Thus, any plans to expand our business through acquisition of additional schools and have them certified by the DOE to participate in Title IV Programs must take into account the approval requirements of the DOE and the relevant state education agencies and accrediting commissions.  On October 30, 2022, the DOE published final regulations with a general effective date of July 1, 2023 concerning change of control which, among other things, expand the requirements applicable to school acquisitions in ways that could make it more difficult to acquire additional schools.

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

Closed School Loan Discharges.  The DOE may grant closed school loan discharges of federal student loans based upon applications by qualified students. The DOE also may initiate discharges on its own for students who have not reenrolled in another Title IV Program eligible school within three years after the closure and who attended campuses that closed on or after November 1, 2013, as did some of our former campuses. If the DOE discharges some or all of these loans, the DOE may seek to recover the cost of the loan discharges from us. As noted above, the DOE published final regulations on November 1, 2022 with a general effective date of July 1, 2023 on a variety of topics, including closed school loan discharges (and, among other things, the reintroduction of automatic closed school loan discharges), which would make it easier for borrowers to obtain discharges of their loans and for the DOE to recover liabilities from institutions.  As also noted above, certain borrower defense and closed school loan discharge provisions of the new regulations are currently under an injunction ordered by the Fifth Circuit Court of Appeals and currently under appeal to the U.S. Supreme Court.  Therefore, the challenged amendments to the BDR and closed school discharge regulations that were to take effect on July 1, 2023 are not in effect, but the previous BDR and closed school discharge regulations in effect prior to July 1, 2023, generally remain in effect in the meantime.  See Part I, Item I. “Business – Regulatory Environment – Borrower Defense to Repayment.”  We cannot predict with certainty any additional closed school loan discharges that the DOE may approve or the liabilities that the DOE may seek from us for campuses that have closed in the past or any possible school closures in the future.

Subsequent to the end of the third quarter of 2024, our Board of Directors approved a plan to sell the assets related to the Las Vegas, Nevada campus operated under Euphoria Institute of Beauty Arts & Sciences (“Euphoria”). The Company entered into a signed agreement and closed the transaction on January 1, 2025. While the transaction is not material, the transaction will be treated as a school closure by Lincoln for regulatory purposes. There were approximately 300 students enrolled in programs at Euphoria as of the closing date of the transaction.  Such students are being permitted to transfer to the purchaser-operated school post-closing and continue their programs such that the sale should not have a significant impact on the student experience.

Index
The DOE confirmed that the transaction will not be treated as a change in ownership and, instead, will be treated as the closure of Euphoria and the establishment of a new location by the purchaser at the site of Euphoria. Although the parties continue to work toward enabling our students at the Las Vegas, Nevada campus at the time of the transaction to complete their programs with the purchaser, certain current and former students could qualify for closed school loan discharges if they do not continue and complete their programs and, in turn, the DOE could impose liabilities and other sanctions on us based on any such closed school loan discharges. We cannot predict at this time the potential amount of any closed school discharge liabilities related to the Euphoria transaction, but we do not expect the dollar amount of such discharges to have a material adverse effect on our business and results of operations.  Also, we will be required to comply with other DOE, state, and accreditor requirements associated with the transaction, the transfer of the site, and the teaching of current students.

Administrative Capability.  The DOE assesses the administrative capability of each institution that participates in Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead the DOE to find the institution ineligible to participate in Title IV Programs or to place the institution in provisional certification status as a condition of its participation. These criteria require, among other things, that the institution:

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

The DOE has placed all of our institutions in provisional certification status based on findings in recent audits of the institutions’ Title IV compliance that the DOE alleges identified deficiencies in regulations related to DOE regulations regarding an institution’s level of administrative capability.  See Part I. Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”

The DOE published final regulations on October 31, 2023 that, among other issues, expand the scope of the administrative capability regulations to include other requirements (such as, for example, providing adequate financial aid counseling and career services, ensuring the availability of clinical and externship opportunities, the disbursement of Title IV funds in a timely manner, compliance with high school diploma requirements, preventing substantial misrepresentations, complying with gainful employment requirements, and avoiding significant negative actions with a federal, state, or accrediting agency).  The regulations had a general effective date of July 1, 2024.
Failure by us to satisfy any of these or other administrative capability criteria could cause our institutions to be subject to sanctions or other actions by the DOE including the loss of eligibility to participate in Title IV Programs, which would have a significant impact on our business and results of operations.

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments.  An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The DOE’s regulations established 12 “safe harbors” identifying types of compensation that may be paid without violating the incentive compensation rule.  On October 29, 2010, the DOE adopted final rules that took effect on July 1, 2011 and amended the incentive compensation rule by, among other things, eliminating the 12 safe harbors (thereby reducing the scope of permissible compensatory payments under the rule) and expanding the scope of compensatory payments and employees subject to the rule.  We cannot predict how the DOE will interpret and enforce the revised incentive compensation rule and the limited published guidance that the DOE has provided, nor how it will apply the rule and guidance to our past, present, and future compensation practices, or whether the DOE will issue new regulations or guidance on the subject.  See Part I, Item I. “Business – Regulatory Environment – Negotiated Rulemaking.”  The implementation of the final regulations have required us to change our compensation practices and has had and will continue to have a significant impact on the productivity of our employees, on the retention of our employees and on our business and results of operations.

Index
Compliance with Regulatory Standards and Effect of Regulatory Violations.  Our schools are subject to audits, program reviews, site visits, and other reviews by various federal and state regulatory agencies, including, but not limited to, the DOE, the DOE’s Office of Inspector General (“OIG”), state education agencies and other state regulators, the VA and other federal agencies (such as, for example, the FTC or the CFPB), and by our accrediting commissions. In addition, each of our institutions must retain an independent certified public accountant to conduct an annual compliance audit of the institution’s administration of Title IV Program funds. The institution must submit the resulting annual compliance audit report to the DOE for review.  The annual compliance audit reports for our institutions contain findings on topics that were the subject of findings in prior audits although the amount of questioned funds in the reports are immaterial.  The reoccurrence of findings in our compliance audit reports could result in the DOE initiating an adverse action against one or more of our institutions.  Significant violations of Title IV Program requirements by any of our institutions could become the basis for the DOE to impose liabilities on us or initiate an adverse action to limit, suspend, terminate, revoke, or decline to renew the participation of the affected institution in Title IV Programs or to seek civil or criminal penalties. Generally, a termination of Title IV Program eligibility extends for 18 months before the institution may apply for reinstatement of its participation. Some of the findings in the annual Title IV Program compliance audits for some of our institutions resulted in the DOE placing those institutions in provisional certification status.  See Part I. Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”

If one of our schools fails to comply with accrediting or state licensing requirements, such school and its main and/or branch campuses could be subject to the loss of state licensure or accreditation, which in turn could result in a loss of eligibility to participate in Title IV Programs. If the DOE or another agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the HEA or DOE regulations, the institution could be required to repay such funds and related costs to the DOE and lenders, and could be assessed an administrative fine. The DOE could also place the institution in provisional certification status and/or transfer the institution to the reimbursement or cash monitoring system of receiving Title IV Program funds, under which an institution must disburse its own funds to students and document the students' eligibility for Title IV Program funds before receiving such funds from the DOE.  See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.”

Consumer Protection Laws and Scrutiny of the For-Profit Postsecondary Education Sector.  As a postsecondary educational institution, we are subject to a broad range of consumer protection and other laws, such as recruiting, marketing, the protection of personal information, student financing and payment servicing, enforced by federal agencies such as the FTC and CFPB and various state agencies and state attorneys general. We devote significant effort to complying with state and federal consumer protection laws.  In recent years, Congress, the DOE, state legislatures and regulatory agencies, accrediting agencies, the CFPB, the FTC, the SEC, the Department of Justice, state attorneys general and the media have scrutinized the for-profit postsecondary education sector. Congressional hearings and other inquiries have occurred regarding various aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports have been issued that are highly critical of for-profit colleges and universities.

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

Available Information.

The Company’s website is www.lincolntech.edu. The Company makes available free of charge on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Information contained on the Company’s website is not a part of this Annual Report on Form 10-K and is not incorporated herein by reference.

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

If we are found to have not satisfied the HEA or the DOE's requirements for Title IV Programs funding, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding, which could adversely affect our revenue, as we received approximately 82% of our revenue (calculated based on cash receipts) from Title IV Programs during the fiscal year ended December 31, 2024, and have a significant impact on our business and results of operations.  If we or any of our schools fail to comply with applicable federal, state, or accrediting agency requirements, our regulators could take a variety of adverse actions against us, and our schools could be subject to, among other things, a) the loss of, or placement of material restrictions or conditions on (i) state licensure or accreditation, (ii) eligibility to participate in and receive funds under the Title IV Programs or other federal or state financial assistance programs, or (iii) capacity to grant degrees, diplomas and certificates or b) the imposition of liabilities or monetary penalties, or a requirement to provide a letter of credit or other financial protection, any of which could have a material adverse effect on academic or operational initiatives, revenues or financial condition, and impose significant operating restrictions upon us. See Part I, Item 1. “Business – Regulatory Environment – Compliance with Regulatory Standards and Effect of Regulatory Violations” and “Business – Regulatory Environment – Other Financial Assistance Programs.”

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

If we are found not to have satisfied the DOE’s “administrative capability” requirements, or to have otherwise failed to comply with one or more DOE requirements, one or more of our institutions and its additional locations could be limited in its access to, or lose, Title IV Program funding.  This could adversely affect our revenue, as we received approximately 82% of our revenue (calculated based on cash receipts) from Title IV Programs in 2024, which would have a significant impact on our business and results of operations.  The DOE has placed all of our institutions in provisional certification status based on findings in recent audits of the institutions’ Title IV compliance that the DOE alleges identified deficiencies in regulations related to DOE regulations regarding an institutions’ level of administrative capability.  See Part I, Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”

Congress, the President and the DOE may make changes to the DOE or the laws and regulations applicable to, or reduce funding for, Title IV Programs, which could reduce our student population, revenues or profit margin.

Congress periodically revises the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. We cannot predict what, if any, legislative or other actions will be taken or proposed by Congress in connection with the reauthorization of the HEA or other such activities of Congress, although Congress recently made a change to the 90/10 Rule that will make it harder for schools like ours that are subject to the rule to comply with the rule. See Part I, Item 1. “Business - Regulatory Environment – Congressional Action.”  Similarly, the President could issue executive orders or take other actions and the DOE could establish new regulations, that could make it more difficult for our schools to operate and comply with applicable regulations.  Moreover, Congress, or the President, could take action to downsize or eliminate the DOE or transfer some or all of the DOE’s authority or responsibilities to another agency or to the States.  Because a significant percentage of our revenues is derived from the Title IV Programs, any action by Congress, the President, or the DOE that significantly reduces funding for Title IV Programs or that limits the ability of our schools, programs, or students to receive funding through such programs, that disrupts the operations of such programs, or that imposes new restrictions upon our business or operations could reduce our student enrollment and our revenues, increase our administrative costs, require us to arrange for alternative sources of financial aid for our students, and require us to modify our practices in order to fully comply.  In addition, current requirements for Title IV Program participation may change or the present Title IV Programs could be replaced by other programs with materially different eligibility requirements.  The potential for changes to the DOE or the Title IV Programs that may be adverse to us and other for-profit schools like ours may increase as a result of changes in political leadership.  The DOE continues to engage in a process to establish new regulations that have increased, and will continue to increase, the number and scope of regulatory requirements applicable to our schools.  See Part I, Item 1.  “Business – Regulatory Environment – Negotiated Rulemaking.”  We cannot predict the scope, timing or likelihood of future actions and changes by Congress, the President or the DOE with respect to the operations or existence of the DOE or the laws and regulations applicable to and the funding for the Title IV Programs. If we cannot comply with the provisions of the HEA and the regulations of the DOE, as they may be revised, or with the terms of an executive order or other executive action, or if the cost of such compliance is excessive, or if funding is materially reduced, or if funding is materially reduced or disrupted by changes to Title IV Programs, our revenues or profit margin could be materially adversely affected.

Index
We could be subject to liabilities, letter of credit requirements, and other sanctions under the DOE’s Borrower Defense to Repayment regulations.

The DOE’s Borrower Defense to Repayment regulations establish processes for borrowers to receive from the DOE a discharge of the obligation to repay certain Title IV Program loans based on certain acts or omissions by the institution or a covered party. The regulations also establish processes for the DOE to seek recovery from the institution of the amount of discharged loans. The regulations regarding Borrower Defense to Repayment and regarding closed school loan discharges are extensive and generally make it easier for borrowers to obtain discharges of student loans and for the DOE to assess liabilities and other sanctions on institutions based on the loan discharges.  The implementation and enforcement of these Borrower Defense to Repayment and closed school loan discharge regulations could have a material adverse effect on our business and results of operations.  See Part I, Item 1. “Business - Regulatory Environment – Borrower Defense to Repayment Regulations” and “Business – Regulatory Environment – Closed School Loan Discharges.”

The U.S. District Court for the Northern District of California (Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.)) has approved a class action settlement that could result in the granting of all borrower defense applications submitted to the DOE concerning our institutions and, potentially, could lead to the DOE seeking recoupment from us of all loan amounts in the granted applications.

On June 22, 2022, the DOE and the plaintiff student loan borrowers in a class action against the DOE initiated on June 25, 2019 in the U.S. District Court for the Northern District of California (Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.)) announced a proposed settlement agreement to resolve claims that the DOE had failed to timely decide Borrower Defense to Repayment applications submitted to the DOE.  The proposed settlement included three categories of relief for student loan borrowers.  First, the DOE would agree to discharge loans and refund prior loan payments to class members with loan debt associated with an institution on the list included in the settlement (which includes Lincoln institutions).  The class action plaintiffs and the DOE stated that the DOE had determined that attendance at one of the listed institutions justifies presumptive relief allegedly based on strong indicia regarding substantial misconduct by the institutions, whether credibly alleged or in some instances proven, and the purportedly high rate of class members with applications related to the listed schools.  Second, the proposed settlement included new procedures for the DOE to resolve pending borrower defense claims associated with other schools not on the list.  Third, for any student loan borrower who submitted a borrower defense application after June 22, 2022 and before the final approval of the settlement, the proposed settlement would require the DOE to review the applications under the DOE’s 2016 regulatory standards and issue decisions within 36 months, or else the applications would be discharged in full. On November 16, 2022, the federal district court approved the settlement as proposed and the DOE began implementing the settlement relief while Lincoln and other parties appealed the settlement’s final approval to the U.S. Court of Appeals for the Ninth Circuit.  On November 5, 2024, the Ninth Circuit upheld the settlement on appeal.  One or more schools are expected to continue to appeal the final approval of the settlement, but Lincoln does not intend to continue participating in the appeal.  As a result of this final approval, the DOE has estimated that approximately 196,000 student loan borrowers who attended one of the listed schools (including Lincoln institutions) will receive automatic student loan discharges; that another approximately 100,000 student loan borrowers who attended other schools not on the list would receive decisions under new procedures; and that approximately 250,000 student loan borrowers who submitted borrower defense applications between June 22, 2022 and November 16, 2022 would receive decisions under the DOE’s 2016 regulatory standards within 36 months or else receive automatic student loan discharges.

It is not possible at this time to predict whether the settlement will continue to be upheld on appeal, what additional actions the DOE might take as the settlement continues to be upheld on appeal, or whether the DOE or other agencies might take actions against Lincoln institutions.  Such actions could have a material adverse effect on our business and results of operations.  We believe the DOE already may have discharged some or all of the pending applications.  See Part I, Item I. “Business – Regulatory Environment – Borrower Defense to Repayment Regulations.”

The DOE’s Gainful Employment regulations could have a significant impact on our business and results of operations.

On October 10, 2023, the DOE published final gainful employment and financial value transparency regulations, which had a general effective date of July 1, 2024 and which establish rules for annually evaluating each of our educational programs based on the calculation of debt-to-earnings rates (an annual debt-to-earnings rate and a discretionary debt-to-earnings rate) and an earnings premium measure based on an evaluation of median annual earnings  under complex regulatory formulas outlined in the regulations.  See Part I, Item 1. “Business - Regulatory Environment – Gainful Employment.”  If one or more of our educational programs were to yield debt-to-earnings rates or an earnings premium measure that do not comply with regulatory benchmarks for two of three consecutive years, we would lose Title IV eligibility for each of the impacted educational programs. The regulations will also require us to provide warnings to current and prospective students for programs in danger of losing of Title IV eligibility (which could deter prospective students from enrolling and current students from continuing their respective programs). The regulations also include provisions for providing certifications and reporting data to the DOE and providing required student disclosures related to gainful employment.

The regulations include gainful employment rates and measures that will be based in part on data that is not readily accessible to us and other institutions, which make it difficult for us to predict with certainty how our educational programs will perform under the new gainful employment benchmarks and the extent to which certain programs could become ineligible for Title IV participation. The DOE released performance data at the time it published the proposed regulations that calculates rates for each school’s program while acknowledging that the methodology used to produce the calculations differs from the methodology in the proposed regulations due to limitations in data availability. Because we do not have access to all of the data that will ultimately be used under the regulations to evaluate our programs and the DOE has not made this data available, we cannot predict whether, or the extent to which, our programs could fail to comply with the new gainful employment benchmarks. Moreover, we do not have control over some of the factors that could impact the rates and measures for our programs which will limit our ability to eliminate or mitigate the impact of the regulations on us and our educational programs.  The DOE announced at the time it released the final gainful employment regulations that the first official outcome rates will be published in early 2025 and that programs that fail the same gainful employment metric in the first two years the rates are issued will become ineligible in 2026

Index
The implementation of new gainful employment regulations could require us to eliminate or modify certain educational programs, could result in the loss of our students’ access to Title IV Program funds for the affected programs, and could have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.

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

The DOE periodically issues new regulations and guidance that can have an adverse effect on our institutions. We cannot predict the timing and content of any new regulations or guidance that the DOE may seek to impose or whether and to what extent the DOE may issue new regulations and guidance that could adversely impact for-profit schools including our institutions. The DOE recently published new regulations on a variety of topics with a general effective date of July 1, 2024 and other regulations with a general effective date of July 1, 2026 and could engage in additional rulemaking processes in the future that could result in new regulations that could adversely impact institutions including our institutions. See Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking.”

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

A proprietary institution that derives more than 90% of its total revenue from Title IV Programs for two consecutive fiscal years becomes immediately ineligible to participate in Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years. An institution with revenues exceeding 90% for a single fiscal year will be placed in provisional certification status and may be subject to other enforcement measures.

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

An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that have been credited to students who withdraw from their educational programs before completing them and must return those unearned funds in a timely manner, generally within 45 days of such student’s withdrawal. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the DOE or may be otherwise sanctioned by the DOE, which could increase our cost of regulatory compliance and adversely affect our results of operations. Based upon the findings of an annual Title IV Program compliance audit of our Columbia and Iselin institutions, we are required to maintain a letter of credit in the amount of $600,020 to the DOE. More recently, on January 3, 2025, the DOE issued amendments to the regulations on the requirements for institutions to return unearned Title IV funds to students who withdraw from their educational programs before completing them.  See Part I, Item 1. “Business - Regulatory Environment – Return of Title IV Program Funds.”

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

All of our institutions are provisionally certified by the DOE.  See Part I, Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”  The DOE typically places an institution in provisional certification status following a change in ownership resulting in a change of control, and may provisionally certify an institution for other reasons including, but not limited to, failure to comply with certain standards of administrative capability or financial responsibility. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions.  In addition, an institution that is provisionally certified must apply for and receive approval from the DOE for certain substantive changes including, but not limited to, the establishment of an additional location, an increase in the level of academic offerings or the addition of new programs. The DOE published final regulations with a general effective date of July 1, 2024 that, among other issues, establish rules to authorize additional conditions and restrictions on provisionally certified institutions and expand existing regulations regarding administrative capability and financial responsibility.  See Part I, Item 1. “Business – Regulatory Environment – Regulation of Federal Student Financial Aid Programs.” Any adverse action by the DOE or increased regulatory burdens as a result of the provisional certification status of one of our institutions could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.

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

Index
Changes in the executive branch of our federal government as a result of the outcome of elections or other events could result in further legislation, appropriations, executive orders, regulations and enforcement actions that could materially or adversely affect our business.

Our industry is subject to an intensive ongoing federal and state regulatory environment that affects our industry. The composition of federal and state executive offices, executive agencies and legislatures that are subject to change based on the results of elections, appointments and other events, may adversely impact our industry through constant changes in that regulatory environment resulting from the disparate views towards the for-profit education industry.  See Part I, Item 1. “Business – Regulatory Environment – Scrutiny of the For-Profit Postsecondary Education Sector.”  Any laws or other actions that are adopted that limit our or our students’ participation in Title IV Programs or in programs to provide funds for active duty service members and veterans or the amount of student financial aid for which our students are eligible, or any decreases in enrollment related to the congressional activity concerning this sector, could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition.

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

Index
Public health pandemics, epidemics or outbreaks, such as the COVID-19 pandemic, could have a material adverse effect on our business and operations.

Public health pandemics, epidemics or outbreaks, such as the COVID-19 pandemic, and the resulting containment measures to be taken in response to such events have caused and may in the future cause economic and financial disruptions globally. The extent to which any rapidly spreading contagious illness may impact our business and operations will depend on a variety of factors beyond our control, including the actions of governments, businesses and other enterprises in response thereto, the effectiveness of those actions, and vaccine availability, distribution and adoption, all of which cannot be predicted with any level of certainty. We believe that the spread of such illnesses could adversely impact our business and operations, including as a result of workforce limitations and travel restrictions and related government actions. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations and enrollment may be negatively impacted. Finally, state and federal regulators, including the DOE, are augmenting existing regulatory processes, waiving others, and overseeing various emergency relief and aid programs. It is highly uncertain how long such regulatory accommodations will continue, or how long and in what amount emergency relief and aid funds will continue to be available. We also cannot predict the types of conditions that may be attached to participation in emergency relief and aid programs, and whether and to what extent compliance with such conditions will be monitored and enforced.  If further outbreaks occur and students elect to take a leave of absence, withdraw, or do not make up the required in person labs on a timely basis, our future revenues could be impacted.

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

The postsecondary education market is highly competitive. We compete for students and faculty with traditional public and private two-year and four-year colleges and universities and other proprietary schools, many of which have greater financial resources than we do. Some traditional public and private colleges and universities, as well as other private career-oriented schools, offer programs that may be perceived by students to be similar to ours. Most public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial resources not available to for-profit schools. Some of our competitors also have substantially greater financial and other resources than we have which may, among other things, allow our competitors to secure strategic relationships with some or all of the companies with which we have existing relationships or develop other high profile strategic relationships, or devote more resources to expanding their programs and their school network, or provide greater financing alternatives to their students, all of which could affect the success of our marketing programs. In addition, some of our competitors have a larger network of schools and campuses than we do, enabling them to recruit students more effectively from a wider geographic area. This strong competition could adversely affect our business.

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

Our students and their families have benefitted from historic lows on student loan interest rates in prior years.  Much of the financing our students receive is tied to floating interest rates. Recently, student loan interest rates have been higher, making borrowing for education more expensive.  Increases in interest rates result in a corresponding increase in the cost to our existing and prospective students of financing their education, which could result in a reduction in the number of students attending our schools and could adversely affect our results of operations and revenues. Higher interest rates could also contribute to higher default rates with respect to our students' repayment of their educational loans. Higher default rates may in turn adversely impact our eligibility for Title IV Program participation or the willingness of private lenders to make private loan programs available to students who attend our schools, which could result in a reduction in our student population.

A substantial decrease in student financing options, or a significant increase in financing costs for our students, could have a significant impact on our student population, revenues and financial results.

The consumer credit markets in the United States have recently suffered from increases in default rates and foreclosures on mortgages.  Adverse market conditions for consumer and federally guaranteed student loans could result in providers of alternative loans reducing the attractiveness and/or decreasing the availability of alternative loans to postsecondary students, including students with low credit scores who would not otherwise be eligible for credit-based alternative loans. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in postsecondary education programs. Private lenders could also require that we pay them new or increased fees in order to provide alternative loans to prospective students. If any of these scenarios were to occur, our students’ ability to finance their education could be adversely affected and our student population could decrease, which could have a significant impact on our financial condition, results of operations and cash flows.

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

Our success has depended, and will continue to depend, largely on the skills, efforts and motivation of our executive officers who generally have significant experience within the postsecondary education industry. Our success also depends in large part upon our ability to attract and retain highly qualified faculty, school directors, administrators and corporate management. Due to the nature of our business, we face significant competition in the attraction and retention of personnel who possess the skill sets that we seek. In addition, key personnel may leave us and subsequently compete against us. Furthermore, we do not currently carry "key man" life insurance on any of our employees. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have an adverse effect on our ability to operate our business efficiently and to execute our growth strategy.

Index
Our total assets include goodwill. In the event that our schools do not achieve satisfactory operating results, we may be required to write-off a significant portion of the goodwill which would negatively affect our results of operations.

Our total assets reflect amounts for goodwill. At December 31, 2024, goodwill associated with our acquisitions decreased to approximately 2.5% from 3.1% of total assets at December 31, 2023.  On at least an annual basis, we assess whether there has been an impairment in the value of goodwill. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of goodwill would negatively affect our results of operations and total capitalization, which could be material.  See Part II. Item 8. “Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements – Note 7 Goodwill.”

Strikes by our employees may disrupt our ability to hold classes as well as our ability to attract and retain students, which could materially adversely affect our operations.  In addition, we contribute to multiemployer benefit plans that could result in liabilities to us if these plans are terminated or we withdraw from them.

As of December 31, 2024, the teaching professionals at seven of our campuses are represented by unions and covered by collective bargaining agreements that expire between 2025 and 2027.  The faculty of the Company’s Union, New Jersey campus voted to be represented through collective bargaining in 2024.  Although we believe that we have good relationships with these unions and with our employees, any strikes or work stoppages by our employees could adversely impact our relationships with our students, hinder our ability to conduct business and increase costs.

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

Our business could be negatively impacted by cybersecurity and other security threats or disruptions.

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

Index
Our students and corporate business entities to whom we entrust confidential data, and on whom we rely to provide services, face similar threats and growing requirements, including ones for which others may seek to hold us responsible. We depend on our students, suppliers, and other business entities to implement and verify adequate controls and safeguards to protect against and report cybersecurity incidents. If they fail to deter, detect or report cybersecurity incidents in a timely manner, we may suffer financial and other harm, including to our information, operations, performance, employees and reputation.

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

Index
The trading price of our Common Stock may continue to fluctuate substantially in the future.

Our stock price may fluctuate significantly as a result of a number of factors, some of which are not in our control. These factors may include:

•	general economic conditions;
•	general conditions in the for-profit, postsecondary education industry;
•	negative media coverage of the for-profit, postsecondary education industry;
•	failure of certain of our schools or programs to maintain compliance under the gainful employment regulation, 90/10 Rule or with financial responsibility standards;
•	the impact of DOE rulemaking and other changes in the highly regulated environment in which we operate;
•	the initiation, pendency or outcome of litigation, accreditation reviews and regulatory reviews, inquiries and investigations;
•	loss of key personnel;
•	quarterly variations in our operating results;
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

For more information concerning the risks that we face from cybersecurity threats, please see Part I, Item 1A, “Risk Factors”.

Index
ITEM 2.	PROPERTIES

As of December 31, 2024, we lease all of our properties.  We continue to reevaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. As of December 31, 2024, all of our existing leases expire between 2025 and 2045.

The following table provides information relating to our facilities as of December 31, 2024, including our corporate office:

Current Locations	Brand	Approximate Square Footage
Columbia, Maryland	Lincoln College of Technology	111,000
Denver, Colorado	Lincoln College of Technology	213,000
Grand Prairie, Texas	Lincoln College of Technology	158,000
Indianapolis, Indiana	Lincoln College of Technology	126,000
Marietta, Georgia	Lincoln College of Technology	30,000
Melrose Park, Illinois	Lincoln College of Technology	88,000
Allentown, Pennsylvania	Lincoln Technical Institute	25,000
East Windsor, Connecticut	Lincoln Technical Institute	289,000
Iselin, New Jersey	Lincoln Technical Institute	32,000
Lincoln, Rhode Island	Lincoln Technical Institute	66,000
Mahwah, New Jersey	Lincoln Technical Institute	79,000
Moorestown, New Jersey	Lincoln Technical Institute	49,000
New Britain, Connecticut	Lincoln Technical Institute	36,000
Paramus, New Jersey	Lincoln Technical Institute	30,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	30,000
Queens, New York	Lincoln Technical Institute	50,000
Shelton, Connecticut	Lincoln Technical Institute	57,000
South Plainfield, New Jersey	Lincoln Technical Institute	60,000
Union, New Jersey	Lincoln Technical Institute	56,000
Nashville, Tennessee	Nashville Auto Diesel College	292,000
East Point, Georgia	Lincoln Technical Institute	56,000
Parsippany, New Jersey	Corporate Office	17,000

Future Locations	Brand	Approximate Square Footage
Hicksville, New York[1]	Lincoln Technical Institute	65,000
Houston, Texas[2]	Lincoln College of Technology	100,000
Nashville, Tennessee[3]	Nashville Auto Diesel College	124,000
Levitttown, Pennsylania[4]	Lincoln Technical Institute	91,000

We believe that our facilites are suitable for their intendedn puposes.

[1]
On December 12, 2024, the Company entered into a lease for approximately 65,000 square feet of space to serve as the Company’s new campus in Hicksville, New York.  The lease term is currently planned to commence on or about May 1, 2025, with an initial lease term of 15 years and 9 months. The lease contains a renewal option allowing for either a 10-year renewal or two five-year renewals.

[2]
On October 31, 2023, the Company entered into a lease for approximately 100,000 square feet of space to serve as the Company’s new campus in Houston, Texas.  The lease term commenced on January 2, 2024, with an initial lease term of 21-years and 6 months with three five-year renewal options.

[3]
On October 18, 2023, the Company entered into a lease for approximately 120,000 square feet of space. to serve as the Company’s new Nashville, Tennessee campus. The lease term commenced on November 1, 2023, with an initial lease term of 15-years with two five-year renewal options.

[4]
On September 28, 2023, the Company purchased a 90,000 square foot property located at 311 Veterans Highway, Levittown, Pennsylvania for approximately $10.2 million and, subsequently on January 30, 2024, entered into a sale-leaseback transaction for this property. As of December 31, 2023, this property was classified as held-for-sale on the Consolidated Balance Sheets.

Index
ITEM 3.	LEGAL PROCEEDINGS

On June 22, 2022, the DOE and the plaintiff student loan borrowers in a class action against the DOE initiated on June 25, 2019 in the U.S. District Court for the Northern District of California (Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.)) announced a proposed settlement agreement to resolve claims that the DOE had failed to timely decide Borrower Defense to Repayment applications submitted to the DOE.  The proposed settlement included three categories of relief for student loan borrowers.  First, the DOE would agree to discharge loans and refund prior loan payments to class members with loan debt associated with an institution on the list included in the settlement (which includes Lincoln institutions).  The class action plaintiffs and the DOE stated that the DOE had determined that attendance at one of the listed institutions justifies presumptive relief allegedly based on strong indicia regarding substantial misconduct by the institutions, whether credibly alleged or in some instances proven, and the purportedly high rate of class members with applications related to the listed schools.  Second, the proposed settlement included new procedures for the DOE to resolve pending borrower defense claims associated with other schools not on the list.  Third, for any student loan borrower who submitted a borrower defense application after June 22, 2022 and before the final approval of the settlement, the proposed settlement would require the DOE to review the applications under the DOE’s 2016 regulatory standards and issue decisions within 36 months, or else the applications would be discharged in full. On November 16, 2022, the federal district court approved the settlement as proposed and the DOE began implementing the settlement relief while Lincoln and other parties appealed the settlement’s final approval to the U.S. Court of Appeals for the Ninth Circuit.  On November 5, 2024, the Ninth Circuit upheld the settlement on appeal.  One or more schools are expected to continue to appeal the final approval of the settlement, but Lincoln does not intend to continue participating in the appeal.  As a result of this final approval, the DOE has estimated that approximately 196,000 student loan borrowers who attended one of the listed schools (including Lincoln institutions) will receive automatic student loan discharges; that another approximately 100,000 student loan borrowers who attended other schools not on the list would receive decisions under new procedures; and that approximately 250,000 student loan borrowers who submitted borrower defense applications between June 22, 2022 and November 16, 2022 would receive decisions under the DOE’s 2016 regulatory standards within 36 months or else receive automatic student loan discharges.

It is not possible at this time to predict whether the settlement will continue to be upheld on appeal, what additional actions the DOE might take as the settlement continues to be upheld on appeal, or whether the DOE or other agencies might take actions against Lincoln institutions.  Such actions could have a material adverse effect on our business and results of operations.  We believe the DOE already may have discharged some or all of the pending applications.  See Part I, Item I. “Business – Regulatory Environment – Borrower Defense to Repayment Regulations.”

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

On February 26, 2025, the last reported sale price of our Common Stock on the Nasdaq Global Select Market was $18.29 per share.

Holders

As of February 26, 2025, based on the information provided by Continental Stock Transfer & Trust Company, there were 42 shareholders of record of our Common Stock.

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

Index
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

Equity Compensation Plan Information

We have various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2024, is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-	$-	1,684,587
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	1,684,587

Index
Stock Performance Graph

This stock performance graph compares our total cumulative stockholder return on our Common Stock for the five years ended December 31, 2024 with the cumulative return on the Russell 2000 Index, S&P 500 and an index of peer companies. The companies in the index of peer issuers, which were selected in good faith on the basis of the similar nature of their business as postsecondary educational institutions, include American Public Education, Inc., Adtalem Global Education Inc., Strategic Education, Inc., Universal Technical Institute, Inc., and Perdoceo Education Corporation. The graph assumes that $100 was invested on December 31, 2019 and any dividends were reinvested on the date on which they were paid.

The information provided under the heading "Stock Performance Graph" shall not be considered "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a filing.

Stock Performance Graph
(12/31/19 - 12/31/24)
$700
$600
$500
$400
$300
$200
$100
$0
12/31/2019
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024
LINC
Peer Group
S&P 500
Russell 2000

Share Repurchases

On May 24, 2022, the Company announced that the Board of Directors had approved a share repurchase program for 12 months authorizing purchases of up to $30.0 million.  On February 27, 2023, the Board of Directors extended the share repurchase program for an additional 12 months and authorized the repurchase of an additional $10.0 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases. On May 7, 2024, the Company announced that its Board of Directors had authorized an extension of its share repurchase program for an additional 12 months through May 24, 2025.  During the year ended December 31, 2024, the Company did not repurchase any shares.

Index
The following table presents the number and average price of shares purchased during the three months ended December 31, 2024.  The remaining authorized amount for share repurchases under the program at December 31, 2024 was approximately $29.7 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Dollar Value of Shares Remaining to be Purchased Under the Plan
October 1, 2024 to October 31, 2024	-	$-	-	$29,663,667
November 1, 2024 to November 30, 2024	-	-	-	-
December 1, 2024 to December 31, 2024	-	-	-	-
Total	-	-	-

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

GENERAL

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented postsecondary education to recent high school graduates and working adults.  The Company, which currently operates 21 campuses in 12 states, has entered into leases for two new campuses: one in Houston, Texas, with programs expected to begin in the second half of 2025, and one in Hicksville, New York, with programs expected to begin by the end of 2026.  Lincoln Educational Services Corporation offers programs in skilled trades (which include Heating Ventilation and Air Conditioning (“HVAC”), welding and computerized numerical control and electrical and electronic systems technology, among other programs), automotive technology, healthcare services (which include nursing, dental assistant and medical assistant, among other programs) and hospitality services and information technology (which include culinary and aesthetics and information technology programs).  The schools operate under the brands Lincoln Technical Institute, Lincoln College of Technology and Nashville Auto Diesel College.

Most of the Company’s campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs administered by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid. The Company was incorporated in New Jersey in 2003 as the successor-in-interest to various acquired schools including Lincoln Technical Institute, Inc. which opened its first campus in Newark, New Jersey in 1946.

The Company manages its business, evaluates performance and allocates resources based on two reportable business segments, Campus Operations and Transitional:

Campus Operations - The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.  All of the campuses continuing in operation are classified in this segment. The majority of the campuses offer programs across various areas of study.

Transitional – The Transitional segment refers to campuses that are marked for closure and are currently being taught-out, in addition to campuses that are held-for-sale or sold.  As of December 31, 2024, the net assets for the Summerlin, Las Vegas campus were classified as held for sale, with operating results classified within the Transitional segment.  The sale of the campus was consummated effective  January 1, 2025.  In addition, the Company closed the Somerville, Massachusetts campus in the prior year. It was fully taught-out as of December 31, 2023.  This campus is classified in the Transitional segment in the prior year’s statement of operations.

As of December 31, 2024, we had 15,138 students enrolled at 21 campuses.  Our average enrollment for the fiscal year ended December 31, 2024 was 14,426 students and our revenues were $440.1 million, which represented an increase of 16.4% over the prior fiscal year.  For more information relating to our revenues, profits and financial condition, please refer to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

We offer programs in areas of study that we believe are typically underserved by traditional providers of postsecondary education and for which we believe there exists significant demand among students and employers. Furthermore, we believe our convenient class scheduling, career-focused curricula and emphasis on job placement offer our students valuable advantages that have been previously unaddressed by the traditional academic sector. By combining virtual training with traditional classroom-based training led by experienced instructors, we believe we offer our students a unique opportunity to develop practical job skills in many of the key areas of expected job demand. We believe these job skills enable our students to compete effectively for employment opportunities and to pursue salary and career advancement.

Index
In the last several years, we have further implemented our plan of improving the student experience by adding program offerings, enhancing existing program offerings and expanding geographically with new state of the art campuses.  See Part II. Item 8. “Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements – Note 6 Leases and Note 8 Real Estate Transactions.”

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

Our revenues are directly dependent on the average number of students enrolled in our schools and the courses in which they are enrolled. Our average enrollment is impacted by the number of new students starting, re-entering, graduating and withdrawing from our schools. Our diploma/certificate programs range in duration from 27 to 104 weeks, our associate’s degree programs range in duration from 69 to 94 weeks, and students attend classes for different amounts of time per week depending on the school and program in which they are enrolled. Because we start new students every month, our total student population changes monthly. The number of students enrolling or re-entering our programs each month is driven by the demand for our programs, the effectiveness of our marketing and advertising, the availability of financial aid and other sources of funding, the number of recent high school graduates, the job market and seasonality. Our retention and graduation rates are influenced by the quality and commitment of our teachers and student services personnel, the effectiveness of our programs, the placement rate and success of our graduates and the availability of financial aid and other sources of funding. Although similar courses have comparable tuition rates, the tuition rates vary among our numerous programs.

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 82%, 81%, and 74% of our revenue on a cash basis while the remainder is primarily derived from state grants and cash payments made by students during fiscal years 2024, 2023, and 2022, respectively.  The HEA requires institutions to use the cash basis of accounting when determining its compliance with the 90/10 Rule.  See Part I, Item 1. “Business - Regulatory Environment.”

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

Index
Real Estate Transactions

Asset Purchase Agreement – Summerlin, Las Vegas

On November 11, 2024, the Company entered into an agreement with DVMD LLS (IntelliTec College) for the sale of the Summerlin, Las Vegas (“Euphoria”) campus.  As a result of the intended sale, the Company recorded the carrying amount of the net assets totaling $1.2 million as held for sale on the Consolidated Balance Sheets.  The net assets related to the Summerlin, Las Vegas campus consisted of $2.1 million in assets and $0.9 million in liabilities.  The sale of the campus was consummated effective  January 1, 2025.

Purchase and Sale-leaseback Transaction – Philadelphia, Pennsylvania Area Campus

On September 28, 2023, the Company purchased a 90,000 square foot property located at 311 Veterans Highway, Levittown, Pennsylvania for approximately $10.2 million and subsequently on January 30, 2024 entered into a sale-leaseback transaction for the same property.  As of December 31, 2023, this property was classified as held-for-sale on the Consolidated Balance Sheets.  During the year ended December 31, 2024, the Company has invested approximately $11.7 million in capital investments.

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

On June 8, 2023, the Company closed on the sale of its Nashville, Tennessee property to East Nashville Owner, LLC, an affiliate of SLC, for approximately $33.8 million pursuant to the Nashville Contract. The net proceeds from the Nashville sale, net of closing costs, are available for working capital, acquisitions, other strategic initiatives, and general corporate purposes.  In connection with the sale, the parties entered into a lease agreement allowing Lincoln to continue to occupy the campus and operate it on a rent-free basis for a period of 15 months plus options to extend the lease for up to three consecutive 30-day terms at $150,000 per extension term.  The carrying value of the campus is approximately $4.5 million and the estimated fair value of the rent for the 15-month rent-free period was approximately $2.3 million at the consummation of the lease.  As of December 31, 2024, the total rent free period has been fully expensed.

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

We extend credit to a portion of the students who are enrolled at our academic institutions for tuition and certain other educational costs. Based upon past experience and judgment, we establish an allowance for credit losses with respect to student receivables which we estimate will ultimately not be collectible. Our standard student receivable allowance is based on an estimate of lifetime expected credit losses for student receivables that considers vintages of receivables to determine a loss rate.  Our estimation methodology considers a number of quantitative and qualitative factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for credit losses. These factors include, but are not limited to: internal repayment history, changes in the current economic, legislative or regulatory environments, internal cash collection forecasts and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance.  The Company evaluates its provision for credit losses on at least a quarterly basis, considering factors such as micro and macro-economic conditions, the current political climate, and other industry factors.

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

Our bad debt expense as a percentage of revenues for the fiscal years ended December 31, 2024, 2023, and 2022 was 12.9%, 11.0%, and 10.0%, respectively.  A 1% increase in our bad debt expense as a percentage of revenues for the fiscal years ended December 31, 2024, 2023, and 2022 would have resulted in an increase in bad debt expense of $4.4 million, $3.8 million, and $3.5 million, respectively.

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

As of December 31, 2024, goodwill was approximately $10.7 million, or 2.5%, of our total assets.

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

For the year ended December 31, 2024, there were no impairments related to goodwill.

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

During the year ended December 31, 2022, there were no impairments related to goodwill.

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

For the year ended December 31, 2024, there were no impairments related to long-lived assets.

During the year ended December 31, 2023, as a result of the Nashville sale discussed above, the Company also recorded a pre-tax non-cash impairment charge of $0.4 million relating to long-lived assets.

On December 31, 2022, as a result of impairment testing, it was determined that there was a long-lived asset impairment of $1.0 million.  The impairment was the result of an assessment of the current market value, as compared to the carrying value of the assets.

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

Index
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the fiscal years ended December 31, 2024, 2023, and 2022, we did not record any interest and penalties expense associated with uncertain tax positions, as we do not have any uncertain tax positions.

Results of Operations for the Three Years Ended December 31, 2024

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Year Ended Dec 31,
	2024	2023	2022
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	41.3%	42.9%	42.7%
Selling, general and administrative	55.4%	55.3%	52.4%
Loss (gain) on sale of assets	0.5%	-8.2%	-0.1%
Gain on insurance proceeds	-0.6%	0.0%	0.0%
Impairment of goodwill and long-lived assets	0.0%	1.1%	0.3%
Total costs and expenses	96.6%	91.2%	95.3%
Operating income	3.4%	8.8%	4.7%
Interest expense, net	-0.1%	0.6%	0.0%
Income from operations before income taxes	3.3%	9.4%	4.7%
Provision for income taxes	1.1%	2.6%	1.1%
Net income	2.2%	6.8%	3.6%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Consolidated Results of Operations

Revenue.  Revenue increased $62.0 million, or 16.4% to $440.1 million for the fiscal year ended December 31, 2024 from $378.1 million in the prior year.  Revenue growth was driven by several factors including an 11.5% increase in average student population, driven in part by beginning the year with 7.1%, or 882 more students than in the prior year and student start growth up 15.2% over the prior year.  Included in the increase over the prior year was $9.6 million of revenue generated from the recently opened East Point, Georgia campus.

Educational services and facilities expense.  Our educational services and facilities expense increased $19.5 million, or 12.0% to $181.8 million for the fiscal year ended December 31, 2024 from $162.3 million in the prior year.   The increase over the prior year includes approximately $4.3 million in preopening costs for the new Houston, Texas campus, which is expected to begin classes in the second half of 2025, costs related to the relocation of each of the Nashville, Tennessee and Levittown, Pennsylvania campuses, which are expected to open in the first half of 2025 and the second half of 2025, respectively, and investments to implement and expand new programs at existing campuses.  Additional costs of $4.8 million are included in the current year as a result of the new East Point, Georgia campus that opened during the first quarter of 2024.

Instructional expenses and books and tools expense increased $8.8 million, primarily resulting from costs associated with an increased student population.

Facilities and Depreciation expense increased approximately $4.0 million, primarily driven by additional assets placed in service resulting from increased investments in capital expenditures in the current year.

Partially offsetting these costs was a $2.4 million decrease in expense related to campuses included in the Transitional segment.

Educational services and facilities expense, as a percentage of revenue, decreased to 41.3% from 42.9% for the fiscal years ended December 31, 2024 and 2023, respectively.  The decrease from the prior year was most notable in the instructional expenses, which demonstrates an increase in operational efficiencies year-over-year.

Index
Selling, general and administrative expense.  Our selling, general and administrative expense increased $34.7 million, or 16.6% to $243.8 million for the fiscal year ended December 31, 2024, from $209.1 million in the prior year. The increase over the prior year includes approximately $0.6 million in preopening costs for the new Houston, Texas campus, which is expected to begin classes in the second half of 2025, costs related to the relocation of each of the Nashville, Tennessee and Levittown, Pennsylvania campuses, which are expected to open in the first half of 2025 and the second half of 2025, respectively, and investments to implement and expand new programs at existing campuses.  Additional costs of $5.4 million are included in the current year as a result of the new East Point, Georgia campus that opened during the first quarter of 2024.

Administrative costs increased $20.5 million, driven primarily by additional salaries expense due to increased personnel combined with merit increases and an increase in the provision for credit losses largely driven by revenue growth.  Partially offsetting these costs were decreases in stock compensation expense, as a result of expense recorded related to the number of awards expected to vest at December 31, 2023.

Marketing investments increased $2.7 million, while the cost per start over the prior year remained relatively flat demonstrating continued effectiveness per marketing dollars spent.  Additional investments in marketing year-over-year have helped contribute to the 15.2% start growth.

Sales and student services increased $7.1 million, primarily driven by increased personnel to continue to help drive student start growth and program expansions.

Partially offsetting these costs was a $1.7 million decrease in expense related to campuses included in the Transitional segment.

Selling, general and administrative expense, as a percentage of revenue, increased slightly to 55.4% from 55.3% for the fiscal years ended December 31, 2024 and 2023, respectively.

Loss on sale of assets. Loss on sale of assets was $2.1 million compared to a gain on sale of assets of $30.9 million for the fiscal years ended December 31, 2024 and 2023, respectively.  The current year loss was primarily driven by the sale of the Summerlin, Las Vegas campus, while the gain in the prior year resulted from the sale of the Company’s Nashville, Tennessee property during the second quarter of 2023.  Net proceeds from the sale were approximately $33.3 million.

Gain on insurance proceeds.  Gain on insurance proceeds for the year ended December 31, 2024 was $2.8 million relating to hail damage at one of our campuses.

Impairment of goodwill and long-lived assets. Impairment of goodwill and long-lived assets was zero and $4.2 million for the fiscal years ended December 31, 2024 and 2023, respectively.  The impairment in the prior year was driven by the sale the Nashville, Tennessee property on June 8, 2023.  The result of the sale created a change in the trajectory of the fair value of the Nashville, Tennessee operations, and as such, the Company recorded a pre-tax non-cash impairment charge of $3.8 million relating to goodwill and an additional $0.4 million impairment relating to long-lived assets.

Net interest expense / income.  Net interest expense was $0.5 million compared to net interest income of $2.3 million for the fiscal years ended December 31, 2024 and 2023, respectively.  Interest expense in the current year was primarily driven by the addition of two additional finance leases.

Income taxes.  Our income tax provision for the year ended December 31, 2024 was $4.8 million, or 32.8% of pre-tax income compared to $9.6 million, or 27.1% of pre-tax net income in the prior year.  The increase in the effective tax rate was mainly due to lower pre-tax income, reduced discrete tax item benefit and tax return reconciliation from estimate to actuals.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Consolidated Results of Operations

Revenue.  Revenue increased $29.8 million, or 8.6% to $378.1 million for the fiscal year ended December 31, 2023 from $348.3 million during the fiscal year ended December 31, 2022.  Excluding the Transitional segment revenue of $10.8 million and $17.4 million for the fiscal year ended December 31, 2023, and 2022, respectively, our revenue would have increased $36.3 million, or 11.0%. The remaining increase in revenue was driven by several factors including student start growth of 13.3% and an increase in average revenue per student of 7.8%, driven in part by the continuing rollout of the Company’s hybrid teaching model in combination with tuition increases.  The Company’s hybrid teaching model increases program efficiency and delivers accelerated revenue recognition in certain evening programs.

Educational services and facilities expense.  Our educational services and facilities expense increased $13.5 million, or 9.1% to $162.3 million for the fiscal year ended December 31, 2023 from $148.7 million during the fiscal year ended December 31, 2022.  Excluding the Transitional segment educational services and facilities expense of $6.7 million and $8.1 million for the fiscal years ended December 31, 2023 and 2022, respectively, our educational services and facilities expense would have increased $14.9 million, or 10.6%.   Increased costs were primarily concentrated in instructional expense, facilities expense and books and tools expense.

Index
Instructional expenses increased $7.0 million, driven primarily by higher instructional salaries resulting from higher staffing levels due to increases in our student population and merit salary increases.  In addition, the Company is experiencing higher staffing levels at several campuses that have launched the hybrid teaching model as the Company is providing instruction through both the new and traditional learning models for an interim period of time.  Further increases resulted from student testing, primarily related to our nursing program, and increased consumables costs driven by a higher student population and inflation.

Facilities expense increased by approximately $4.4 million, driven primarily by a $2.4 million increase in rent expense relating to lease extensions at several campuses, additional space taken at one of our campuses, non-cash rent expense relating to the new East Point, Georgia campus, and the sale-leaseback of our existing Nashville, Tennessee property.  In connection with the sale of the Nashville, Tennessee property, the Company entered into a lease agreement allowing the Company to continue to occupy the campus and operate it on a rent-free basis for a period of 15 months.  At the consummation of the sale, the Company took the fair value of the 15-month rent free period, valued at $2.3 million, and included the balance in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.  During the 15-month rent-free period, the Company will straight-line the expense until the rent-free period has expired.  Also contributing to the increased costs were higher utility expense driven by inflation and an increase in repairs and maintenance at several campuses.

Books and tools expense increased $3.2 million, driven by a 14.6% increase in student starts year-over-year and vendor price increases.

Educational services and facilities expense, as a percentage of revenue, increased to 42.9% from 42.7% for the fiscal years ended December 31, 2023 and 2022, respectively.

Selling, general and administrative expense.  Our selling, general and administrative expense increased $26.7 million, or 14.7% to $209.1 million for the fiscal year ended December 31, 2023, from $182.4 million during the fiscal year ended December 31, 2022.  Excluding the Transitional segment selling, general and administrative expense of $6.5 million and $8.0 million for the fiscal years ended December 31, 2023 and 2022, respectively, our selling general and administrative expense would have increased $28.3 million, or 16.2%.   Increased costs were driven by the following:

Administrative costs increased $20.3 million, driven by several factors including a) an increase in performance-based incentives driven by improved financial performance above plan, b) increased stock-based compensation due to achieving financial targets, c) additional bad debt expense driven by revenue growth of $36.3 million and a slight deterioration in collection rates and d) higher legal costs.  In addition, at December 31, 2023, the Company provided all employees, who are not part of the Company’s bonus incentive plan with a holiday bonus.

Marketing investments increased $4.1 million, helping drive additional student starts, up 11.4% year-over-year.  Increased investments were driven in part by continued incremental marketing support for the two new programs that were launched in the third quarter of 2023, which included Medical Assistant at our Columbia, MD campus and Electrical & Electronic Systems Technology at our Grand Prairie, TX campus.  Marketing investment in the fourth quarter of 2023 also included the start of an awareness building media campaign for the new East Point, GA campus. Despite additional investments in marketing for the year, the total cost to obtain a student remained flat demonstrating the effectiveness of the current marketing campaign.

Student services increased $2.3 million, primarily resulting from costs associated with an increased student population.

Selling, general and administrative expense, as a percentage of revenue, increased to 55.3% from 52.4% for the fiscal years ended December 31, 2023 and 2022, respectively.

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

Index
Net interest income.  Net interest income was $2.3 million for the fiscal year ended December 31, 2023 compared to $0.2 million during the fiscal year ended December 31, 2022.  The increase in net interest income was primarily driven by the Company’s investment of its cash reserves into various short-term investments for the full fiscal year ended December 31, 2023, compared to investing cash reserves in the fourth quarter of 2022.  The current year net interest income  is partially offset by approximately $0.2 million of additional interest expense relating to a finance lease obligation for our new Nashville, Tennessee property.

Income taxes.  Our income tax provision for the year ended December 31, 2023 was $9.6 million, or 27.1% of pre-tax income compared to $3.8 million, or 23.1% of pre-tax income for the year ended December 31, 2022.  During the year ended December 31, 2023, the increase in effective tax rate was mainly due to a lesser tax benefit derived from restricted stock vesting and higher pre-tax income.

Segment Results of Operations

The Company manages its business, evaluates performance and allocates resources based on two reportable business segments, Campus Operations and Transitional:

Campus Operations - The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.  All of the campuses continuing in operation are classified in this segment. The majority of the campuses offer programs across various areas of study.

Transitional – The Transitional segment refers to campuses that are marked for closure and are currently being taught-out, in addition to campuses that are held-for-sale or sold.  As of December 31, 2024, the net assets for the Summerlin, Las Vegas campus were classified as held for sale, with operating results classified within the Transitional segment.  The sale of the campus was effectuated on January 1, 2025.  In addition, the Company closed the Somerville, Massachusetts campus in the prior year. It was fully taught-out as of December 31, 2023.  This campus is classified in the Transitional segment in the prior year’s statement of operations.

We evaluate performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
The following table presents results for the activity for our reportable operating segments for the fiscal years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	% Change
Revenue:
Campus Operations	$432,966	$367,233	17.9%
Transitional	7,098	10,837	-34.5%
Total	$440,064	$378,070	16.4%

Operating Income (Loss):
Campus Operations	$63,558	$48,031	32.3%
Transitional	(2,039)	(2,366)	13.8%
Corporate	(46,342)	(12,307)	-276.5%
Total	$15,177	$33,358	-54.5%

Starts:
Campus Operations	18,153	15,526	16.9%
Transitional	507	673	-24.7%
Total	18,660	16,199	15.2%

Average Population:
Campus Operations	14,100	12,436	13.4%
Transitional	326	505	-35.4%
Total	14,426	12,941	11.5%

End of Period Population:
Campus Operations	14,838	12,900	15.0%
Transitional	300	370	-18.9%
Total	15,138	13,270	14.1%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Campus Operations

Operating income was $63.6 million and $48.0 million for the fiscal years ended December 31, 2024 and 2023, respectively.  The change year-over-year was mainly driven by the following factors:

•
Revenue increased $65.7 million, or 17.9% to $432.9 million for the fiscal year ended December 31, 2024 from $367.2 million in the prior year.  Revenue growth was driven by several factors including an 13.4% increase in average student population, driven in part by beginning the year with 10.2% or approximately 1,100 more students than in the prior year and student start growth up 16.9% over the prior year.  Included in the increase over the prior year was $9.6 million of revenue generated from the recently opened East Point, Georgia campus.

•
Educational services and facilities expense increased $21.9 million, or 14.1% to $177.4 million for the fiscal year ended December 31, 2024 from $155.5 million in the prior year.  The increase over the prior year includes approximately $4.3 million in preopening costs for the new Houston, Texas campus, which is expected to begin classes in the second half of 2025,  costs related to the relocation of each of the Nashville, Tennessee and Levittown, Pennsylvania campuses, which are expected to open in the first half of 2025 and the second half of 2025, respectively, and investments to implement and expand new programs at existing campuses.  Additional costs of $4.8 million are included in the current year as a result of the new East Point, Georgia campus that opened during the first quarter of 2024.  Remaining cost increases were driven by increased instructional expenses, additional books and tools expense and an increase in depreciation expense, all of which are discussed above in the Consolidated Results of Operations.

•
Selling, general and administrative expense increased $32.0 million, or 20.0% to $191.4 million for the fiscal year ended December 31, 2024, from $159.4 million in the prior year.  The increase over the prior year includes approximately $0.4 million in preopening costs for the new Houston, Texas campus, which is expected to begin classes in the second half of 2025,  costs related to the relocation of each of the Nashville, Tennessee and Levittown, Pennsylvania campuses, which are expected to open in the first half of 2025 and the second half of 2025, respectively, and investments to implement and expand new programs at existing campuses.  Additional costs of $5.4 million are included in the current year as a result of the new East Point, Georgia campus that opened during the first quarter of 2024.  Remaining cost increases were primarily driven by increased administrative costs, marketing investments and sales, and student services, all of which are discussed above in the Consolidated Results of Operations.

•
Impairment of goodwill and long-lived assets was zero and $4.2 million for the fiscal years ended December 31, 2024 and 2023, respectively, as discussed above in the Consolidated Results of Operations.

Index
Transitional

As of December 31, 2024, the assets of  the Company’s Summerlin, Las Vegas campus were classified as held for sale on the balance sheet and has classified statement of operating results within the Transitional segment.  Previously, in November, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus. It was fully taught-out as of December 31, 2023 and was classified in the Transitional segment in the prior year’s statement of operations.

•	Revenue decreased $3.7 million, or 34.5% to $7.1 million for the fiscal year ended December 31, 2024, from $10.8 million in the prior year.
•	Total operating expenses decreased $4.1 million, or 30.8% to $9.1 million for the fiscal year ended December 31, 2024, from $13.2 million in the prior year.

The primary reason for the decrease in both revenue and operating expenses year-over-year was due to one campus, the Summerlin, Las Vegas campus, being classified in the Transitional segment in the current year and two campuses, the Summerlin, Las Vegas campus and the Somerville, Massachusetts campus, being included in the Transitional segment in the fiscal year ended December 31, 2023.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $46.3 million and $12.3 million for the years ended December 31, 2024 and 2023, respectively.  Included in the current year is a $1.5 million loss on sale of assets mostly related to the sale of our Summerlin, Las Vegas campus and a $2.8 million gain related to insurance proceeds received as a result of hail damage at one of our campuses.  The prior year balance includes a $30.9 million gain on sale of assets resulting from the sale of the Nashville, Tennessee property.  The increase in expense from the prior year is primarily related to additional salaries and benefits expense, partially offset by reduced stock compensation expense.

Index
The following table presents results for the activity for our reportable operating segments for the fiscal years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	% Change
Revenue:
Campus Operations	$367,233	$330,896	11.0%
Transitional	10,837	17,391	-37.7%
Total	$378,070	$348,287	8.6%

Operating Income (Loss):
Campus Operations	$48,031	$47,799	0.5%
Transitional	(2,366)	1,295	282.7%
Corporate	(12,307)	(32,816)	62.5%
Total	$33,358	$16,278	104.9%

Starts:
Campus Operations	15,526	13,709	13.3%
Transitional	673	1,211	-44.4%
Total	16,199	14,920	8.6%

Average Population:
Campus Operations	12,436	12,079	3.0%
Transitional	505	815	-38.0%
Total	12,941	12,894	0.4%

End of Period Population:
Campus Operations	12,900	11,703	10.2%
Transitional	370	685	-46.0%
Total	13,270	12,388	7.1%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Campus Operations

Operating income was $48.0 million and $47.8 million for the fiscal years ended December 31, 2023 and 2022, respectively.  The change year-over-year was mainly driven by the following factors:

•
Revenue increased $36.3 million, or 11.0% to $367.2 million for the fiscal year ended December 31, 2023 from $330.9 million for the fiscal year ended December 31, 2022.  The increase in revenue was driven by several factors including student start growth of 13.3% and an increase in average revenue per student of 7.8%, driven in part by the continuing rollout of the Company’s hybrid teaching model in combination with tuition increases.  The Company’s hybrid teaching model increases program efficiency and delivers accelerated revenue recognition in certain evening programs.

•
Educational services and facilities expense increased $14.9 million, or 10.6% to $155.5 million for the fiscal year ended December 31, 2023 from $140.7 million during the fiscal year ended December 31, 2022.  Increased costs were primarily concentrated in instructional, facilities expense, and books and tools expense.

o
Instructional expenses increased $7.0 million, driven primarily by higher instructional salaries resulting from higher staffing levels due to increases in our student population and merit salary increases.  In addition, the Company is experiencing higher staffing levels at several campuses that have launched the hybrid teaching model as the Company is providing instruction through both the new and traditional learning models for an interim period of time.  Further increases resulted from student testing, primarily related to our nursing program, and increased consumables costs driven by a higher student population and inflation.

Index
o
Facilities expense increased by approximately $4.4 million, driven primarily by a $2.4 million increase in rent expense relating to lease extensions at several campuses, additional space taken at one of our campuses, non-cash rent expense relating to the new East Point, Georgia campus, and the sale-leaseback of our existing Nashville, Tennessee property.  In connection with the sale of the Nashville, Tennessee property, the Company entered into a lease agreement allowing the Company to continue to occupy the campus and operate it on a rent-free basis for a period of 15 months.  At the consummation of the sale, the Company took the fair value of the 15-month rent free period, valued at $2.3 million, and included the balance in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.  During the 15-month rent-free period, the Company will straight-line the expense until the rent-free period has expired.  Also contributing to the increased costs were higher utility expense driven by inflation and an increase in repairs and maintenance at several campuses.

o	Books and tools expense increased $3.2 million, driven by a 14.6% increase in student starts year-over-year.

•
Selling, general and administrative expense increased $18.0 million, or 12.8% to $159.4 million for the fiscal year ended December 31, 2023, from $141.4 million during the fiscal year ended December 31, 2022.  The increase was primarily driven by an increase in administrative costs, marketing investments, and student services, all of which are discussed above in the Consolidated Results of Operations.

•
Impairment of goodwill and long-lived assets was $4.2 million and $1.0 million for the fiscal years ended December 31, 2023 and 2022, respectively, as discussed above in the Consolidated Results of Operations.

Transitional

On November 3, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus. The owner of the Somerville property has exercised an option to terminate the lease on December 8, 2023 and the Company has since determined not to pursue relocating the campus in this geographic region.  The campus has been fully taught-out, and total costs to close the campus were approximately $2.0 million.  Additionally, statement of operations information for the Summerlin, Las Vegas campus for the years ended December 31, 2023 and 2022, respectively, has been included in the Transitional segment revenue and operating expense information for comparability.

•	Revenue decreased $6.5 million, or 37.7% to $10.8 million for the fiscal year ended December 31, 2023, from $17.4 million during the fiscal year ended December 31, 2022.
•	Total operating expenses decreased $2.9 million, or 18.0% to $13.2 million for the fiscal year ended December 31, 2023, from $16.1 million during the fiscal year ended December 31, 2022.

For the year ended December 31, 2023, the Transitional segment included normal full year operations for the Summerlin, Las Vegas campus and a teach-out at the Somerville, Massachusetts campus, which was winding down operations and no longer accepting new students.  During the year ended December 31, 2022, the Transitional segment included normal full year operations for both the Summerlin, Las Vegas and Somerville, Massachusetts campuses.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $43.2 million and $33.0 million after excluding a $30.9 million gain in 2023, resulting from the sale of our Nashville, Tennessee property and a $0.2 million gain in 2022 driven by the sale of our former campus property in Suffield, Connecticut.  Increased costs were driven by several factors including additional performance-based incentives, stock-based compensation, and an increase in legal costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal source of liquidity has been cash provided by operating activities.  The following chart summarizes the principal elements of our cash flow for each of the three fiscal years in the period ended December 31, 2024:

	Cash Flow Summary Year Ended December 31,

	2024	2023	2022
	(In thousands)
Net cash provided by operating activities	$29,306	$25,558	$882
Net cash (used in) provided by investing activities	$(46,971)	$7,369	$(21,354)
Net cash used in financing activities	$(3,331)	$(2,945)	$(12,548)

As of December 31, 2024, the Company had $59.3 million in cash and cash equivalents, compared to $80.3 million in cash and cash equivalents and restricted cash as of December 31, 2023.  The change in cash position from the end of the year was driven in part by the payment of incentive compensation during the first quarter and investments in capital expenditures relating to our recently opened East Point, Georgia campus, the new Houston Texas campus, the relocation of each of the Nashville, Tennessee and Levittown, Pennsylvania campuses, and new programs and program expansions.  Further, the prior year cash position benefited from $33.3 million in proceeds resulting from the sale of our Nashville, Tennessee property.

Index
As of December 31, 2023, the Company had $80.3 million in cash and cash equivalents and restricted cash, compared to $50.3 million in cash and cash equivalents and restricted cash, including $14.7 million in short-term investments as of December 31, 2022.  The change in cash position from the prior year was primarily driven by several factors including the sale of our Nashville, Tennessee property, which yielded approximately $33.3 million in proceeds, cash flow generated from operations of $25.9 million, and an increase of $2.1 million relating to additional interest income driven by the investment of cash reserves into various short-term investment vehicles during the year ended December 31, 2023.  Partially offsetting the increase in cash position were investments of $41.2 million in capital expenditures, which includes the buildout of the new East Point, Georgia campus and the purchase of the new Levittown, Pennsylvania property for approximately $10.2 million on September 28, 2023.   Also contributing to the change in cash year-over-year were incentive compensation payments, share repurchases made under the share repurchase program, and one-time costs incurred in connection with the teach-out of our Somerville, Massachusetts campus.

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

On May 7, 2024, the Company announced that its Board of Directors had authorized an extension of its share repurchase program for an additional 12 months through May 24, 2025.  During the year ended December 31, 2024, the Company did not repurchase any additional shares.  As of December 31, 2024, the Company had approximately $29.7 million remaining for additional repurchases under the program.

On December 24, 2024, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) registering securities for potential future use. Under the Registration  Statement, we may sell the securities described in the prospectus from time to time in one or more offerings up to a total dollar amount of $150 million.

Our primary source of cash is tuition collected from our students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The most significant source of student financing is Title IV Programs, which represented approximately 82% of our cash receipts relating to revenues in 2024. Pursuant to applicable regulations, students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 31-day delay.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV Program financial aid is refunded according to federal, state and accrediting agency standards.

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

Net cash provided by operating activities for the years ended December 31, 2024 and 2023 was $29.3 million and $25.5 million, respectively.  The increase from prior year was primarily driven by higher net income after adjusting for non-operational income items.

Net cash provided by operating activities for the years ended December 31, 2023 and 2022 was $25.5 million and $0.8 million, respectively.  The $24.7 million increase was driven by several factors including a $12.0 million increase in accrued expenses, primarily driven by additional performance-based incentives in the current year as a result of improved financial performance, in addition to a $13.6 million change in accounts receivable, also considering the provision for credit losses and unearned tuition.  Increases in accounts receivable were primarily driven by a $29.8 million increase in revenue year-over-year.

Investing Activities

Net cash used in investing activities was $47.0 million for the fiscal year ended December 31, 2024, compared to net cash provided by investing activities of $7.3 million for the fiscal year ended December 31, 2023.  The primary reason for the decrease in net cash was due to increased investments in capital expenditures in the current year, partially offset by a proceeds from the sale of the Levittown, Pennsylvania property.  The December 31, 2023 cash position benefited from several factors including the sale of the Nashville, Tennessee property and proceeds received from short-term investments.  Partially offsetting these cash inflows was the purchase of additional short-term investments.

Index
Net cash provided by investing activities was $7.3 million for the fiscal year ended December 31, 2023, compared to net cash used in investing activities of $21.4 million for the fiscal year ended December 31, 2022.  The increase of $28.7 million was driven by several factors including a $30.9 million increase in proceeds from the sale of property and equipment driven by the sale of our Nashville, Tennessee property during the second quarter of 2023, in addition to an increase in net proceeds from investments of $29.5 million.  Partially offsetting the cash inflows was an increase in investments in capital expenditures of $31.7 million, which was primarily driven by the buildout of the new East Point, Georgia campus and the purchase of the new Levittown, Pennsylvania property for approximately $10.2 million, which was consummated on September 28, 2023.

We currently lease all of our campuses.

Capital expenditures were 13.1% of revenues in 2024 and are expected to be approximately 16.0% of revenues in 2025.  The increase in planned capital expenditures over the prior year will be driven by several factors that include but are not limited to the buildout of the Nashville, Tennessee, Levittown, Pennsylvania,  Houston, Texas and Hicksville, New York campuses.  In addition, we plan to invest $2.5 million into expanding programs at the Melrose, Illinois and Allentown, Pennsylvania campuses and we plan to invest an additional $20.0 million for educational equipment, real estate improvements, and information technology across various campuses.  We expect to fund future capital expenditures with cash generated from operating activities and cash on hand.

Financing Activities

Net cash used in financing activities for the fiscal years ended December 31, 2024 and 2023 was $3.3 million and $2.9 million, respectively. The increase in cash used of $0.4 million was driven by several factors including the payment of $0.4 million of deferred financing fees paid for implementing the new credit facility with Fifth Third Bank National Association, a $1.3 million increase in cash outflow relating to the tax impact for vested stock grants, and a $0.3 million cash outflow relating to lease payments made under the Company’s two additional finance leases.  Partially offsetting these cash outflows was a $0.8 million inflow for a tenant allowance relating to one of the Company’s finance leases in the current year.  The fiscal year ended December 31, 2023 also included a $0.9 million cash outflow relating to the Company’s share repurchase plan.

Net cash used in financing activities for the fiscal years ended December 31, 2023 and 2022 was $2.9 million and $12.5 million, respectively. The decrease in cash used of $9.6 million was primarily driven by a $8.5 million reduction in repurchases made under the Company’s share repurchase program in the current year, in addition to $1.1 million of dividend payments made in the prior year.

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

Under the terms of the Fifth Third Credit Agreement, the Company will pay to the Bank an unused facility fee on the average daily unused balance of the Facility at a rate per annum equal to 0.50%, which fee is payable in arrears on dates when interest is due and payable.  As of December 31, 2024, the Company has paid approximately $200,000 in unused facility fees.  The Company will also pay to the Bank a letter of credit fee equal to the Applicable Margin for loans subject to the Tranche Rate multiplied by the maximum amount available to be drawn under such letter of credit.

Index
The Fifth Third Credit Agreement contains customary representations, warranties and affirmative and negative covenants, as well as events of default customary for facilities of this type.  In connection with the Fifth Third Credit Agreement, the Company paid fees of approximately $456,000 consisting of bank fees, closing fees, legal costs and other customary fees and reimbursements.

On July 18, 2024, Company entered into a first amendment (the “Amendment”) of the Fifth Third Credit Agreement with the Bank. Among other things, the Amendment effects certain modifications to (i) clarify certain representations and affirmative covenants of the Company, (ii) clarify certain conditions to each advance, (iii) clarify and/or replace certain events of default and (iv) delete or revise certain definitions in order to harmonize them with the other modifications made.  The Amendment also contains customary releases, representations and warranties and reaffirmations consistent with the original terms of the Fifth Third Credit Agreement. Except as set forth above, the Amendment does not materially alter the Fifth Third Credit Agreement.

Climate Change

Climate change has not had and is not expected to have a significant impact on our operations.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.    As of December 31, 2024, we have no debt outstanding.  We lease offices, educational facilities, and various items of equipment for varying periods through the year 2045 under basic annual rentals.

As of December 31, 2024, the Company entered into one new operating lease, one new finance lease, and eleven lease modifications. The Company obtained the operating and finance Right of Use (“ROU”) asset in exchange for an operating and finance lease liability of $15.7 million and $12.6 million, respectively. In addition, the eleven lease modifications resulted in a noncash re-measurement of the related ROU asset and operating lease liability of $43.3 million.

We had no off-balance sheet arrangements as of December 31, 2023, except for existing surety bonds.  We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At December 31, 2024, we posted surety bonds in the aggregate amount of approximately $17.0 million.  These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

As of December 31, 2024 and 2023, we had outstanding extensions of credit commitments to our active students of $44.6 million and $33.6 million, respectively.  These are institutional extensions of credit and no cash is advanced to students.  The full extension of credit amount is not guaranteed unless the student completes the program. The institutional extensions of credit are considered commitments because the students are required to fund their education using these funds and they are not reported in our Consolidated Financial Statements.

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

During the year ended December 31, 2024, we invested cash reserves into money market funds.  As of December 31, 2024, we have invested approximately $44.4 million in cash equivalents and have earned interest income of approximately $2.1 million.  Due to our conservative investment approach, the Company expects minimal financial exposure to interest rate fluctuations affecting interest income.  Additionally, the Company does not believe that current market events have had a significant impact on the value or liquidity of the Company’s cash, cash equivalents, or investments.

Index
Details of the Company’s outstanding credit agreement can be found in Note 11 of the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.  For the year ended December 31, 2024, the Company remained debt free and recorded interest expense of $0.4 million primarily related to deferred costs associated with the implementation of the credit agreement and unused fees for the credit line.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2024 have concluded that our disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission’s Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2024, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report included in this Form 10-K that follows.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

Index
PART III.

Certain information required by this item will be included in a definitive proxy statement for the Company’s annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, in either case filed with the Securities and Exchange Commission within 120 days after December 31, 2024, and is incorporated by reference herein.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Certain information required by this Item 10 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

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

The information required by this Item 11 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

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

10.3+	Employment Agreement dated as of December 13, 2022 between the Company and Chad D Nyce (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 16, 2022).

10.4*+	Employment Agreement dated as of December 13, 2022 between the Company and Stephen A. Ace.

10.5*+	Employment Agreement dated as of December 13, 2022 between the Company and Alexandra M. Luster.

10.6+
Lincoln Educational Services Corporation 2020 Long-Term Incentive Plan (as amended) (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed February 16, 2024).

10.7*+	Form of Agreement Pursuant to the Lincoln Educational Services Corporation 2020 Long-Term Incentive Plan as to Time-Restricted Shares and Performance-Restricted Shares.

10.8*+	Form of Agreement Pursuant to the Lincoln Educational Services Corporation 2020 Long-Term Incentive Plan as to Performance-Restricted Shares.

10.9+	Lincoln Educational Services Corporation Severance and Retention Policy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 7, 2022).

10.10
Securities Purchase Agreement, dated as of November 14, 2019, between the Company and the investor parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

10.11
Credit Agreement dated as of February 16, 2024 among Lincoln Educational Services Corporation and its subsidiaries and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 23, 2024).

10.12
Amendment to Credit Agreement, dated July 18, 2024, between Lincoln Educational Services Corporation and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 23, 2024).

10.13
Form of Indemnification Agreement between the Company and each director of the Company (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

Index
10.14	Indemnification Agreement between the Company and John A. Bartholdson (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019.

19.1*	Insider Trading Policy.

21.1*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed March 5, 2024).

101*
The following financial statements from Lincoln Educational Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive (Loss) Income, (v) Consolidated Statement of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Date:	March 4, 2025

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

Signature	Title	Date

/s/ Scott M. Shaw	Chief Executive Officer and Director	March 4, 2025
Scott M. Shaw

/s/ Brian K. Meyers	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 4, 2025
Brian K. Meyers

/s/ John A. Bartholdson	Dire	March 4, 2025
John A. Bartholdson

/s/ James J. Burke, Jr.	Director	March 4, 2025
James J. Burke, Jr.

/s/ Kevin M. Carney	Director	March 4, 2025
Kevin M. Carney

/s/ Michael A. Plater	Director	March 4, 2025
Michael A. Plater

/s/ Felecia J. Pryor	Director	March 4, 2025
Felecia J. Pryor

/s/ Carlton Rose	Director	March 4, 2025
Carlton Rose

/s/ Sylvia J. Young	Director	March 4, 2025
Sylvia J. Young

/s/ Anna Cabral	Director	March 4, 2025
Anna Cabral

/s/ Marta Newhart	Director	March 4, 2025
Marta Newhart

Index

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lincoln Educational Services Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, other comprehensive income, changes in convertible preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in with conformity accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

Index
Given the significant amount of judgment required by management in assessing the allowance for credit losses under Topic 326, performing audit procedures to evaluate the reasonableness of the estimate of the lifetime expected losses for student receivables required a high degree of auditor judgement and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allowance for credit losses included the following, among others:

•	Tested the design and operating effectiveness of controls relating to establishing the allowance for credit losses.

•
Assessed the appropriateness of management’s methodology for calculating the allowance including the significant inputs and assumptions utilized, including any changes in the current economic, legislative or regulatory environments, cash collection forecasts and the ability to complete the federal financial aid process with the student.

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

•	Tested on a sample basis the rates of reserve percentages and subsequent cash collections from a student through our evaluation of a selection of students.

•	Evaluated Topic 326 related financial statement disclosures.

/s/ Deloitte & Touche LLP
Morristown, New Jersey
March 4, 2025
We have served as the Company’s auditor since 1999.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Lincoln Educational Services Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lincoln Educational Services Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 4, 2025, expressed an unqualified opinion on those financial statements.

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
March 4, 2025

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,273	$75,992
Restricted cash	-	4,277
Accounts receivable, less allowance of $42,615 and $34,441 at December 31, 2024 and 2023, respectively	42,983	35,692
Inventories	3,053	2,948
Prepaid expenses and other current assets	4,793	5,556
Asset held for sale	1,150	10,198
Total current assets	111,252	134,663

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $141,271 and $140,161 at December 31, 2024 and 2023, respectively	103,533	50,857

OTHER ASSETS:
Noncurrent receivables, less allowance of $22,957 and $19,370 at December 31, 2024 and 2023, respectively	19,627	17,504
Deferred finance charges	323	-
Deferred income taxes, net	25,359	23,217
Operating lease right-of-use assets	136,034	89,923
Finance lease right-of-use assets	26,745	15,797
Goodwill	10,742	10,742
Other assets, net	1,387	1,787
Pension plan assets, net	1,554	759
Total other assets	221,771	159,729
TOTAL ASSETS	$436,556	$345,249

See Notes to Consolidated Financial Statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Continued)

	December 31,
	2024	2023

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Unearned tuition	$30,631	$26,906
Accounts payable	37,026	18,152
Accrued expenses	11,986	13,680
Income taxes payable	1,072	2,832
Current portion of operating lease liabilities	9,497	11,737
Current portion of finance lease liabilities	-	70
Other short-term liabilities	-	33
Total current liabilities	90,212	73,410

NONCURRENT LIABILITIES:
Long-term portion of operating lease liabilities	138,803	88,853
Long-term portion of finance lease liabilities	29,261	16,126
Other long-term liabilities	16	56
Total liabilities	258,292	178,445

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFERRED STOCK
Preferred stock, no par value - authorized 10,000,000 shares at December 31, 2024 and 2023, respectively.	-	-

STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized 100,000,000 shares at December 31, 2024 and 2023, issued and outstanding 31,462,640 shares at December 31, 2024 and 31,359,110 shares at December 31, 2023	48,181	48,181
Additional paid-in capital	50,639	49,380
Retained earnings	79,170	69,279
Accumulated other comprehensive loss (income)	274	(36)
Total stockholders’ equity	178,264	166,804
TOTAL LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$436,556	$345,249

  See Notes to Consolidated Financial Statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022

REVENUE	$440,064	$378,070	$348,287
COSTS AND EXPENSES:
Educational services and facilities	181,759	162,275	148,746
Selling, general and administrative	243,803	209,135	182,391
Loss (gain) on sale of assets	2,119	(30,918)	(177)
Gain on insurance proceeds	(2,794)	-	-
Impairment of goodwill and long-lived assets	-	4,220	1,049
Total costs and expenses	424,887	344,712	332,009
OPERATING INCOME	15,177	33,358	16,278
OTHER:
Interest income	2,099	2,628	318
Interest expense	(2,565)	(347)	(160)
INCOME BEFORE INCOME TAXES	14,711	35,639	16,436
PROVISION FOR INCOME TAXES	4,820	9,642	3,802
NET INCOME	9,891	25,997	12,634
PREFERRED STOCK DIVIDENDS	-	-	1,111
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$9,891	$25,997	$11,523
Basic
Net income per common share	$0.32	$0.86	$0.36
Diluted
Net income per common share	$0.32	$0.85	$0.36
Weighted average number of common shares outstanding:
Basic	30,580	30,105	25,879
Diluted	30,891	30,541	25,879

See Notes to Consolidated Financial Statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)

	December 31,
	2024	2023	2022
Net income	$9,891	$25,997	$12,634
Other comprehensive income
Employee pension plan adjustments, net of taxes (a)	310	924	280
Comprehensive income	$10,201	$26,921	$12,914

(a)	Taxes related to pension plan adjustments were $0.1 million, $0.3 million, and $0.1 million for each of the years ended December 31, 2024, 2023, and 2022, respectively.

See Notes to Consolidated Financial Statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Stockholders’ Equity
						Accumulated		Series A
			Additional			Other		Convertible
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Preferred Stock
	Shares	Amount	Capital	Stock	Earnings	Loss	Total	Shares	Amount
BALANCE - January 1, 2022	27,000,687	$141,377	$32,439	$(82,860)	$39,702	$(1,240)	$129,418	12,700	$11,982
Net income	-	-	-	-	12,634	-	12,634	-	-
Preferred stock dividend	-	-	-	-	(1,111)	-	(1,111)	-	-
Preferred Stock Conversion	5,381,356	-	11,982	-	-	-	11,982	(12,700)	(11,982)
Employee pension plan adjustments	-	-	-	-	-	280	280	-	-
Stock-based compensation expense
Restricted stock	606,950	-	3,111	-	-	-	3,111	-	-
Share repurchase	(1,572,414)	(9,445)	-	-	-	-	(9,445)	-	-
Treasury stock cancellation	-	(82,860)	-	82,860	-	-	-	-	-
Net share settlement for equity-based compensation	(268,654)	-	(1,992)	-	-	-	(1,992)	-	-
BALANCE - December 31, 2022	31,147,925	49,072	45,540	-	51,225	(960)	144,877	-	-
Net cumulative effect from adoption of ASC 326 (a)	-	-	-	-	(7,943)	-	(7,943)	-	-
Net income	-	-	-	-	25,997	-	25,997	-	-
Employee pension plan adjustments	-	-	-	-	-	924	924	-	-
Stock-based compensation expense
Restricted stock	713,299	-	5,894	-	-	-	5,894	-	-
Share repurchase	(165,064)	(891)	-	-	-	-	(891)	-	-
Net share settlement for equity-based compensation	(337,050)	-	(2,054)	-	-	-	(2,054)	-	-
BALANCE - December 31, 2023	31,359,110	48,181	49,380	-	69,279	(36)	166,804	-	-
Net income	-	-	-	-	9,891	-	9,891
Employee pension plan adjustments	-	-	-	-	-	310	310
Stock-based compensation expense
Restricted stock	434,256	-	4,629	-	-	-	4,629
Share repurchase	-	-	-	-	-	-	-
Net share settlement for equity-based compensation	(330,726)	-	(3,370)	-	-	-	(3,370)
BALANCE - December 31, 2024	31,462,640	$48,181	$50,639	$-	$79,170	$274	$178,264	-	$-

(a) Net cumulative adjustment to equity based on the adoption of Accounting Standards Update No. 2016-13 Financial Instruments - Credit Losses.  See Note 5 to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended December 31,
	2024	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,891	$25,997	$12,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,334	6,596	6,362
Amortization of deferred finance fees	133	-	-
Finance lease amortization	1,622	175	-
Deferred income taxes	(2,242)	1,632	1,294
Loss on sale of assets	2,119	(30,918)	(177)
Gain on insurance proceeds	(2,794)	-	-
Proceeds from insurance	2,794	-	-
Impairment of goodwill and long-lived assets	-	4,220	1,049
Fixed asset donation	(277)	(239)	(408)
Provision for credit losses	56,578	41,637	34,915
Stock-based compensation expense	4,629	5,894	3,111
(Increase) decrease in assets:
Accounts receivable	(65,984)	(45,757)	(48,637)
Inventories	(184)	(330)	103
Prepaid expenses and current assets	(687)	900	(11)
Other assets	110	1,041	450
Increase (decrease) in liabilities:
Accounts payable	11,583	5,039	(2,033)
Accrued expenses	(1,667)	5,027	(7,016)
Unearned tuition	3,770	2,752	(1,251)
Income taxes payable	(1,760)	777	1,038
Other liabilities	338	1,115	(541)
Total adjustments	19,415	(439)	(11,752)
Net cash provided by operating activities	29,306	25,558	882
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(56,866)	(40,699)	(8,986)
Proceeds from sale of property and equipment	9,895	33,310	2,390
Proceeds from sale of short-term investments	-	39,102	-
Purchase of short-term investments	-	(24,344)	(14,758)
Net cash (used in) provded by investing activities	(46,971)	7,369	(21,354)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred finance fees	(456)	-	-
Net share settlement for equity-based compensation	(3,370)	(2,054)	(1,992)
Dividend payment for preferred stock	-	-	(1,111)
Finance lease principal	(267)	-	-
Tenant allowance finance leases	762	-	-
Share repurchase	-	(891)	(9,445)
Net cash used in financing activities	(3,331)	(2,945)	(12,548)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(20,996)	29,982	(33,020)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	80,269	50,287	83,307
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of year	$59,273	$80,269	$50,287

See Notes to Consolidated Financial Statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	Year Ended December 31,
	2024	2023	2022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,354	$110	$171
Income taxes	$8,836	$7,201	$1,471
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of property and equipment	$8,181	$3,522	$1,300

See Notes to Consolidated Financial Statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024, 2023, AND 2022 AND FOR THE THREE YEARS ENDED DECEMBER 31, 2024
(In thousands, except share and per share amounts, schools, campuses and unless otherwise stated)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented postsecondary education to recent high school graduates and working adults.  The Company, which currently operates 21 campuses in 12 states, has entered into leases for two new campuses: one in Houston, Texas, with programs expected to begin in the second half of 2025, and one in Hicksville, New York, with programs expected to begin by the end of 2026. Lincoln Educational Services Corporation offers programs in skilled trades (which include Heating Ventilation and Air Conditioning (“HVAC”), welding and computerized numerical control and electrical and electronic systems technology, among other programs), automotive technology, healthcare services (which include nursing, dental assistant and medical assistant, among other programs) and hospitality services and information technology (which include culinary and aesthetics and information technology programs).  The schools operate under the brands Lincoln Technical Institute, Lincoln College of Technology and Nashville Auto Diesel College.

Most of the Company’s campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs administered by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid. The Company was incorporated in New Jersey in 2003 as the successor-in-interest to various acquired schools including Lincoln Technical Institute, Inc. which opened its first campus in Newark, New Jersey in 1946.

The Company manages its business, evaluates performance and allocates resources based on two reportable business segments, Campus Operations and Transitional:

Campus Operations - The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance. All of the campuses continuing in operation are classified in this segment. The majority of the campuses offer programs across various areas of study.

Transitional – The Transitional segment refers to campuses that are marked for closure and are currently being taught-out, in addition to campuses that are held-for-sale or sold. As of December 31, 2024, the net assets for the Summerlin, Las Vegas campus were classified as held for sale, with operating results classified within the Transitional segment.  The sale of the campus was consummated effective January 1, 2025.  In addition, the Company closed the Somerville, Massachusetts campus in the prior year. It was fully taught-out as of December 31, 2023.  This campus is classified in the Transitional segment in the prior year’s statement of operations.

Liquidity—As of December 31, 2024, the Company had $59.3 million in cash and cash equivalents compared to $80.3 million in cash and cash equivalents and restricted cash in the prior year. The Company believes that its likely sources of cash should be sufficient to fund operations for the next 12 months and thereafter for the foreseeable future.

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

We extend credit to a portion of the students who are enrolled at our academic institutions for tuition and certain other educational costs. Based upon past experience and judgment, we establish an allowance for credit losses with respect to student receivables which we estimate will ultimately not be collectible. Our standard student receivable allowance is based on an estimate of lifetime expected credit losses for student receivables that considers vintages of receivables to determine a loss rate.  Our estimation methodology considers a number of quantitative and qualitative factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for credit losses. These factors include, but are not limited to: internal repayment history, changes in the current economic, legislative or regulatory environments, internal cash collection forecasts and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance. The Company evaluates its provision for credit losses on at least a quarterly basis, considering factors such as micro and macro-economic conditions, the current political climate, and other industry factors.

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

Advertising Costs—Costs related to advertising are expensed as incurred and are approximately $43.3 million, $38.2 million, and $35.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. These amounts are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

On December 31, 2024, as a result of impairment testing, it was determined that there was no impairment of long-lived assets.

On June 8, 2023, the Company consummated the sale of its Nashville, Tennessee property. See “Note 8, Real Estate Transactions.” The result of the sale created a change in the trajectory of the fair value of the Nashville, Tennessee operations, and as such, the Company recorded a pre-tax non-cash impairment charge of $0.4 million relating to long-lived assets.

On December 31, 2022, as a result of impairment testing, it was determined that there was a long-lived asset impairment of $1.0 million.  The impairment was the result of an assessment of the current market value, as compared to the carrying value of the assets.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.  The Company places its cash and cash equivalents with high credit quality financial institutions. The Company’s cash balances with financial institutions typically exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $0.25 million. The Company’s cash balances on deposit as of December 31, 2024, exceeded the balance insured by the FDIC by approximately $58.7 million. The Company has not experienced any losses to date on its invested cash.

The Company extends credit for tuition and fees to many of its students. The credit risk with respect to these accounts receivable is mitigated by the students’ participation in federally funded financial aid programs unless students withdraw prior to the receipt of federal funds for those students. In addition, the remaining tuition receivables are primarily comprised of smaller individual amounts due from students. With respect to student receivables, the Company had no significant concentrations of credit risk as of each of December 31, 2024 and 2023, respectively.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, the Company evaluates the estimates and assumptions, including those used to determine the incremental borrowing rate to calculate lease liabilities and ROU assets, lease term to calculate lease cost, revenue recognition, bad debts, impairments, fixed assets, income taxes, benefit plans, stock-based compensation, and certain accruals.  Actual results could differ from those estimates.

Income Taxes—The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”). This statement requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

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

Index
On August 16, 2022, the Inflation Reduction Act was enacted and signed into law. The Inflation Reduction Act is a budget reconciliation package that includes significant changes relating to tax, climate change, energy and health care. The income tax provision of the act includes, among other items, a corporate alternative minimum tax of 15.0%, an excise tax of 1.0% on corporate stock buybacks, energy-related tax credits, and additional IRS funding. The tax provisions of the Inflation Reduction Act have not had a material impact on the Company’s Consolidated Financial Statements.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the fiscal years ended December 31, 2024, 2023, and 2022, we did not record any interest and penalties expense associated with uncertain tax positions, as we do not have any uncertain tax positions.

Start-up Costs—Costs related to the start of new campuses are expensed as incurred.

New Accounting Pronouncements– In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220); Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses.  The ASU is effective on a prospective basis, with the option for retrospective application for periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.  Early adoption is permitted for annual financial statements that have not yet been issued.  The Company is currently evaluating the impact this ASU will have on our financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  As required in this ASU, the Company has adopted the new disclosure requirements retrospectively within Note 16 to the Consolidated Financial Statements.

In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities on an annual basis 1) disclose specific categories in the rate reconciliation, and 2) provide additional information for reconciling items that meet a quantitative threshold. The amendments require disclosure about income taxes paid by federal, state and foreign taxes, and by individual jurisdictions in which income taxes paid is equal or greater than 5 percent of total income taxes paid. The amendment also requires entities to disclose income or loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. For all public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted.  This ASU has not had a material impact to the Consolidated Financial Statements.

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

Financial Aid

The Company’s schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying for the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the DOE. During the fiscal years ended December 31, 2024, 2023, and 2022, approximately 82%, 81%, and 74%, respectively, of net revenues on a cash basis were indirectly derived from funds distributed under Title IV Programs.

For the fiscal years ended December 31, 2024, 2023, and 2022, the Company calculated that no individual DOE reporting entity received more than 90% of its revenue, determined on a cash basis pursuant to DOE regulations, from the Title IV Program funds.  The Company’s calculations may be subject to review by the DOE.  Under DOE regulations, a proprietary institution that derives more than 90% of its total revenue from the Title IV Programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV Programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% of its total revenue for a single fiscal year, will be placed in provisional certification status and may be subject to other enforcement measures.  If one of the Company’s institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

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
•
posting a letter of credit in an amount equal to at least 10% of the Title IV Program funds received by the institution during its most recently completed fiscal year accepting provisional certification status; complying with additional DOE monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than the DOE’s standard advance funding arrangement.

For the 2024, 2023, and 2022 fiscal years, we calculated our composite score to be 2.5, 3.0, and 2.9, respectively. These scores are subject to determination by the DOE based on its review of our consolidated audited financial statements for the 2023 and 2022 fiscal years, but we believe it is likely that the DOE will determine that our institutions comply with the composite score requirement.

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

On November 30, 2022, the Company exercised in full its right of mandatory conversion of the Company’s Series A Preferred Stock. In connection with the conversion, each share of Series A Preferred Stock was cancelled and converted into 423.729 shares of the Company’s Common Stock, no par value per share (the “Common Stock”). No shares of Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated. As a result of the conversion, the aggregate 12,700 shares of Series A Preferred Stock outstanding were converted into 5,381,356 shares of Common Stock. As of December 31, 2024, the Company still maintains Restricted Stock, but these shares do not participate in the disbursement of dividends.

Index
The following is a reconciliation of the numerator and denominator of the net income per share computations for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
(in thousands, except share data)	2024	2023	2022
Numerator:
Net income	$9,891	$25,997	$12,634
Less: preferred stock dividend	-	-	(1,111)
Less: allocation to preferred stockholders	-	-	(1,753)
Less: allocation to restricted stockholders	-	-	(559)
Net income allocated to common stockholders	$9,891	$25,997	$9,211

Basic net income per share:
Denominator:
Weighted average common shares outstanding	30,580,381	30,105,194	25,879,483
Basic net income per share	$0.32	$0.86	$0.36

Diluted net income per share:
Denominator:
Weighted average number of:
Common shares outstanding	30,890,790	30,540,628	25,879,483
Dilutive shares outstanding	30,890,790	30,540,628	25,879,483
Diluted net income per share	$0.32	$0.85	$0.36

The following table summarizes the potential weighted average shares of Common Stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
Unvested restricted stock	-	-	516,233
	-	-	516,233

4.	REVENUE RECOGNITION

Substantially all of our revenues are considered to be revenues from contracts with students. We determine standalone selling price based on the price at which the distinct services or goods are sold separately. The related accounts receivable balances are recorded in our balance sheets as student accounts receivable. We do not have significant revenue recognized from performance obligations that were satisfied in prior periods, and we do not have any transaction price allocated to unsatisfied performance obligations other than in our unearned tuition. We record revenue for students who withdraw from our schools only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. In addition, to reduce the amount of outstanding accounts receivable balances due from our students, the Company employs a continuous collection effort. Unearned tuition represents contract liabilities primarily related to our tuition revenue. We have assessed the costs incurred to obtain a contract with a student and determined them to be immaterial.

Unearned tuition in the amount of $30.6 million and $26.9 million is recorded in the current liabilities section of the accompanying Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively. The change in this contract liability balance during the fiscal year ended December 31, 2024 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the fiscal year ended December 31, 2024 that was included in the contract liability balance at the beginning of the year was $26.0 million.

Index
The following table depicts the timing of revenue recognition by segment:

	Year ended December 31, 2024
	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$26,877	$1,180	$28,057
Services transferred over time	406,089	5,918	412,007
Total revenues	$432,966	$7,098	$440,064

	Year ended December 31, 2023
	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$21,403	$1,534	$22,937
Services transferred over time	345,830	9,303	355,133
Total revenues	$367,233	$10,837	$378,070

	Year ended December 31, 2022
	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$19,591	$2,131	$21,722
Services transferred over time	311,305	15,260	326,565
Total revenues	$330,896	$17,391	$348,287

5.	STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for credit losses at the end of the reporting period. Student receivables, net, are reflected on our Consolidated Balance Sheets as components of both current and non-current assets.

Our students pay for their costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, Veterans Administration and other military funding and grants, private and institutional scholarships and cash payments. Cash receipts from government-related sources are typically received during the current academic term. Students who have not applied for any type of financial aid generally set up a payment plan with the institution and make payments on a monthly basis as per the terms of the payment plan. A student receivable balance is written off when deemed uncollectable, which is typically once a student is out of school and there has been no payment activity on the account for 150 days.  If, however, the student does remit a payment during this time period, the 150-day policy for write-off starts again until  either (1) the student continues making payments, or (2) the student does not make any additional payments after which the student receivable balance is written off after 150 days. In an effort to reduce the risk for writing off a student’s account, the Company employs a continuous collection effort to minimize exposure from outstanding receivables.

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

Index
Student Receivables

The Company has student receivables that are due greater than 12 months from the date of our Consolidated Balance Sheets. As of December 31, 2024, and December 31, 2023, the amount of non-current student receivables under payment plans that is longer than 12 months in duration, net of allowance for credit losses, was $19.6 million and $17.5 million, respectively.

The following table presents the amortized cost basis of student receivables as of December 31, 2024 and 2023 by year of origination.

	Year Ended			Year Ended
	December 31, 2024			December 31, 2023
	Student			Student
Year	Receivables (1)	Write-Off’s (2)	Year	Receivables (1)	Write-Off’s (2)
2024	$96,459	$12,970	2023	$77,113	$9,540
2023	14,231	26,345	2022	12,548	19,731
2022	6,815	3,216	2021	6,799	3,194
2021	3,999	1,311	2020	3,036	727
2020	1,597	540	2019	2,019	535
Thereafter	1,401	435	Thereafter	1,031	310
Total	$124,502	$44,817	Total	$102,546	$34,037

(1)
Student receivables are presented on a gross basis from the individual students.  The total receivable amount above excludes federal subsidies reflected on the students’ accounts but not yet received from the government.  Also, it excludes all receivables from industry relationships, which are otherwise included under accounts receivable in our Consolidated Balance Sheets.

(2)	Write-off amounts are based on the students school departure year.

The Company does not utilize or maintain data pertaining to student credit information.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio are calculated in accordance with the guidance effective January 1, 2023 under CECL for the year ended December 31, 2024 and 2023, respectively.

	Year Ended December 31,
	2024	2023
Balance, beginning of period	$53,811	$35,370
Cumulative effect of ASC Topic 326	-	10,841
Adjusted beginning of period balance	53,811	46,211
Provision for credit losses	56,578	41,637
Write-off’s	(44,817)	(34,037)
Balance, at end of period	$65,572	$53,811

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

Index
On December 12, 2024, the Company entered into a lease for approximately 65,000 square feet of space to serve as the Company’s new campus in Hicksville, New York.  The lease term is currently planned to commence on or about May 1, 2025, with an initial lease term of 15 years and 9 months. The lease contains a renewal option allowing for either a 10-year renewal or two five-year renewals.  The Company signed the lease commitment on January 1, 2025. However, the Company will not take possession until the lease commencement date.

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

On September 28, 2023, the Company purchased a 90,000 square foot property located at 311 Veterans Highway, Levittown, Pennsylvania for approximately $10.2 million. On January 30, 2024, the Company entered into a sale-leaseback transaction for this property.  See Note 8, “Real Estate Transactions”.  As of December 31, 2023, this property was classified as held-for-sale on the Consolidated Balance Sheets.

On November 3, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus, which as of December 31, 2023 was fully taught-out.

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

The following table presents components of lease cost and classification on the Consolidated Statement of Operations:

		Year Ended December 31,
in thousands	Consolidated Statement of Operations Classification	2024	2023	2022
Operating Lease Cost	Selling, general and administrative	$19,665	$19,235	$18,943
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1,622	175	-
Interest on lease Liabilities	Interest expense	2,155	224	-
Variable lease cost	Selling, general and administrative	423	475	55
		$23,865	$20,109	$18,998

The net change in ROU asset and operating lease liability is included in the net change in other assets in the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2024, 2023, and 2022.

The net change in ROU asset and finance lease liability is split between principal payments, interest expense and amortization expense. Principal payments are classified in the financing section, interest expense is included in net income and amortization expense is broken out separately in the operating section of the Consolidated Statements of Cash Flows.

Index
Supplemental cash flow information and non-cash activity related to our leases are as follows:

	December 31,
	2024	2023	2022
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating Cash Flows - operating leases	$17,989	$16,103	$18,443
Operating Cash Flows - finance leases	$2,155	$-	$-
Financing Cash Flows - finance leases	$495	$-	$-

Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets
Operating leases	$59,061	$10,477	$13,820
Finance leases	$12,570	$15,971	$-

During the fiscal year ended December 31, 2024, the Company entered into one new operating lease, one new finance lease and eleven lease modifications. The Company obtained the operating and finance ROU asset in exchange for an operating and finance lease liability of $15.7 million and $12.6 million, respectively. In addition, the eleven lease modifications resulted in a noncash re-measurement of the related ROU asset and operating lease liability of $43.3 million.

Weighted-average remaining lease term and discount rate for our leases are as follows:

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term
Operating leases	12.81 years	11.16 years
Finance leases	16.40 years	15.09 years

Weighted-average discount rate
Operating leases	6.60%	6.89%
Finance leases	7.69%	8.39%

Maturities of lease liabilities by fiscal year for our leases as of December 31, 2024 are as follows:

	As of December 31, 2024
	Operating Leases	Finance Leases
Year ending December 31,
2025	$18,404	$506
2026	18,976	2,817
2027	18,188	2,918
2028	18,948	3,023
2029	17,237	3,132
Thereafter	131,509	43,417
Total lease payments	223,262	55,813
Less: imputed interest	(74,962)	(26,552)
Present value of lease liabilities	$148,300	$29,261

Index
7.	GOODWILL

Changes in the carrying amount of goodwill during the fiscal years ended December 31, 2024 and 2023 are as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2023	$117,176	$(102,640)	$14,536
Adjustments	-	(3,794)	(3,794)
Balance as of December 31, 2023	117,176	(106,434)	10,742
Adjustments	-	-	-
Balance as of December 31, 2024	$117,176	$(106,434)	$10,742

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

For the years ended December 31, 2024, 2023, and 2022, there were impairments relating to goodwill of zero, $3.8 million, and zero, respectively.

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

8.	REAL ESTATE TRANSACTIONS

Asset Purchase Agreement – Summerlin, Las Vegas

On November 11, 2024, the Company, entered into an agreement with DVMD LLS (IntelliTec College) for the sale of the Summerlin, Las Vegas (“Euphoria”) campus.  As a result of the intended sale, the Company recorded the carrying amount of the net assets totaling $1.2 million as held for sale on the Consolidated Balance Sheets. The net assets related to the Summerlin, Las Vegas campus consisted of $2.1 million in assets and $0.9 million in liabilities.  The sale of the campus was consummated effective January 1, 2025.

Purchase and Sale-leaseback Transaction – Philadelphia, Pennsylvania Area Campus

On September 28, 2023, the Company purchased a 90,000 square foot property located at 311 Veterans Highway, Levittown, Pennsylvania for approximately $10.2 million and subsequently on January 30, 2024 entered into a sale-leaseback transaction for the same property. As of December 31, 2023, this property was classified as held-for-sale on the Consolidated Balance Sheets. During the year ended December 31, 2024, the Company has invested approximately $11.7 million in capital investments.

Index
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

On June 8, 2023, the Company closed on the sale of its Nashville, Tennessee property to East Nashville Owner, LLC, an affiliate of SLC, for approximately $33.8 million pursuant to the Nashville Contract. The net proceeds from the Nashville sale, net of closing costs, are available for working capital, acquisitions, other strategic initiatives, and general corporate purposes.  In connection with the sale, the parties entered into a lease agreement allowing Lincoln to continue to occupy the campus and operate it on a rent-free basis for a period of 15 months plus options to extend the lease for up to three consecutive 30-day terms at $150,000 per extension term.  The carrying value of the campus was approximately $4.5 million and the estimated fair value of the rent for the 15-month rent-free period was approximately $2.3 million at the consummation of the lease. As of December 31, 2024, the total rent free period has been fully expensed.

9.	PROPERTY, EQUIPMENT AND FACILITIES

Property, equipment and facilities consist of the following:

		At December 31,
	Useful life (years)	2024	2023
Land	-	$52	$52
Buildings and improvements	1-25	104,081	101,540
Equipment, furniture and fixtures	1-7	84,352	80,214
Vehicles	3	1,556	1,592
Construction in progress	-	54,763	7,620
		244,804	191,018
Less accumulated depreciation and amortization		(141,271)	(140,161)
		$103,533	$50,857

The increase in property, equipment and facilities was driven by several factors, including a $37.0 million investment relating to the build-out of the new Nashville, Tennessee, Levittown, Pennsylvania and Houston Texas campuses, $10.9 million in new and expanded programs at various campuses, expansions and additional programs focused on Welding, Electrical and Electronic Systems Technology (“EEST”), Heating Ventilation and Air Conditioning (“HVAC”), and Auto and Medical Assistant (“MA”), and $17.2 million of facilities upgrades including security and branding, with the remainder focusing on training materials and equipment.  Depreciation and amortization expense of property, equipment and facilities was $12.9 million and $6.8 million for the years ended December 31, 2024 and 2023, respectively.

10.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2024	2023
Accrued compensation and benefits	$7,515	$9,845
Accrued real estate taxes	1,700	1,733
Other accrued expenses	2,771	2,102
	$11,986	$13,680

11.	LONG-TERM DEBT

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

Under the terms of the Fifth Third Credit Agreement, the Company will pay to the Bank an unused facility fee on the average daily unused balance of the Facility at a rate per annum equal to 0.50%, which fee is payable in arrears on dates when interest is due and payable.  As of December 31, 2024, the Company has paid approximately $200,000 in unused facility fees.  The Company will also pay to the Bank a letter of credit fee equal to the Applicable Margin for loans subject to the Tranche Rate multiplied by the maximum amount available to be drawn under such letter of credit.

The Fifth Third Credit Agreement contains customary representations, warranties and affirmative and negative covenants, as well as events of default customary for facilities of this type. In connection with the Fifth Third Credit Agreement, the Company paid fees of approximately $456,000 consisting of bank fees, closing fees, legal costs and other customary fees and reimbursements.

On July 18, 2024, Company entered into a first amendment (the “Amendment”) of the Fifth Third Credit Agreement with the Bank. Among other things, the Amendment effects certain modifications to (i) clarify certain representations and affirmative covenants of the Company, (ii) clarify certain conditions to each advance, (iii) clarify and/or replace certain events of default and (iv) delete or revise certain definitions in order to harmonize them with the other modifications made.  The Amendment also contains customary releases, representations and warranties and reaffirmations consistent with the original terms of the Fifth Third Credit Agreement. Except as set forth above, the Amendment does not materially alter the Fifth Third Credit Agreement.

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

Dividends

Dividends on the Series A Preferred Stock (“Series A Dividends”), at the initial annual rate of 9.6% is to be paid, in arrears, from the date of issuance quarterly on each December 31, March 31, June 30 and September 30 with September 30, 2020 being the first dividend payment date.  For the year ended December 31, 2022, we have paid $1.1 million in cash dividends on the outstanding shares of Series A Preferred Stock.  With the exercise of the mandatory conversion of the Company’s Series A Preferred Stock there will not be any additional dividend payment related to the Series A Preferred Stock going forward.  Dividends are included in the Consolidated Balance Sheets within additional paid-in-capital when the Company maintains an accumulated deficit.

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

Index

For the years ended December 31, 2024, 2023, and 2022, respectively, the Company completed a net share settlement for 330,726, 337,050, and 268,654 restricted shares on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2024, 2023, and/or 2022, creating taxable income for the employees.  At the employees’ request, the Company has paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $3.4 million, $2.0 million, and $2.0 million for each of the years ended December 31, 2024, 2023, and 2022, respectively, to equity on the Consolidated Balance Sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to Restricted Stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at January 1, 2023	1,548,266	5.18
Granted	751,240	6.10
Cancelled	(37,941)	6.15
Vested	(862,890)	3.76
Nonvested restricted stock outstanding at December 31, 2023	1,398,675	5.16
Granted	459,181	9.83
Cancelled	(24,925)	9.03
Vested	(898,543)	6.74
Nonvested restricted stock outstanding at December 31, 2024	934,388	8.02

The Restricted Stock expense for the fiscal years ended December 31, 2024, 2023, and 2022 was $4.6 million, $5.9 million, and $3.1 million, respectively.  The unrecognized Restricted Stock expense as of December 31, 2024, 2023, and 2022 was $4.3 million, $4.3 million, and $7.9 million, respectively.  As of December 31, 2024, outstanding Restricted Shares under the LTIP had an aggregate intrinsic value of $14.8 million.

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

On May 7, 2024, the Company announced that its Board of Directors had authorized an extension of the share repurchase program for an additional 12 months through May 24, 2025.  During the years ended December 31, 2024, 2023, and 2022, the Company repurchased zero shares, 165,064 shares, and 1,572,414 shares, respectively.  As of December 31, 2024, the Company had approximately $29.7 million remaining for additional repurchases under the program. Since inception of the program, the Company has made repurchases of approximately 1.7 million shares of the Company’s Common Stock at an average share price of $5.95 for an aggregate expenditure of approximately $10.3 million

Index
The following table presents information about our repurchases of Common Stock, all of which were completed through open market purchases:

	Year Ended
	December 31,
(in thousands, except share data)	2024	2023	2022
Total number of shares repurchased[1]	-	165,064	1,572,414
Total cost of shares repurchased	$-	$891	$9,445

1 These shares were subsequently canceled and recorded as a reduction of Common Stock.

S-3 Registration

On December 24, 2024, the Company filed a Form S-3 with the Securities and Exchange Commission (“SEC”) using a “shelf” registration process. Under this shelf registration process, we may sell the securities described in this prospectus in one or more offerings up to a total dollar amount of $150.0 million.

13.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees. Benefits are provided based on employees’ years of service and earnings. This plan was frozen on December 31, 1994 for non-union employees.

The Company has terminated its defined benefit pension plan as of December 31, 2024. In connection with this termination, the Company is expecting to offer plan participants a choice between a lump sum payment and the continuation of their benefits through an annuity contract with a third-party insurance provider. The termination is not expected to have a material impact on the Company’s financial condition or results of operations in 2024, but the final settlement accounting will be recorded during the year ended December 31, 2025.

The following table sets forth the plan’s funded status and amounts recognized in the Consolidated Financial Statements:

	Year Ended December 31,
	2024	2023
CHANGES IN BENEFIT OBLIGATIONS:
Benefit obligation-beginning of year	$16,621	$17,113
Interest cost	758	792
Actuarial (gain) loss	(550)	4
Benefits paid	(1,264)	(1,288)
Benefit obligation at end of year	15,565	16,621

CHANGE IN PLAN ASSETS:
Fair value of plan assets-beginning of year	17,380	16,445
Actual return on plan assets	1,010	2,223
Benefits paid	(1,271)	(1,288)
Fair value of plan assets-end of year	17,119	17,380

FAIR VALUE IN EXCESS OF BENEFIT OBLIGATION FUNDED STATUS:	$1,554	$759

For the fiscal year ended December 31, 2024, the actuarial loss of zero was due to the decrease in the discount rate from 4.90% to 4.71%.

Amounts recognized in the Consolidated Balance Sheets consist of:

	At December 31,
	2024	2023
Noncurrent assets	$1,554	$759

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Year Ended December 31,
	2024	2023	2022
Accumulated loss	$(793)	$(1,219)	$(2,480)
Deferred income taxes	1,067	1,183	1,520
Accumulated other comprehensive income (loss)	$274	$(36)	$(960)

The accumulated benefit obligation was $15.5 million and $16.6 million at December 31, 2024 and 2023, respectively.

Index
The following table provides the components of net periodic cost for the plan:

	Year Ended December 31,
	2024	2023	2022
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$-	$-	$37
Interest cost	758	792	542
Expected return on plan assets	(1,127)	(1,065)	(1,217)
Recognized net actuarial loss	-	106	81
Net periodic benefit income	$(369)	$(167)	$(557)

The estimated net income and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is zero.

The following tables present plan assets using the fair value hierarchy as of December 31, 2024 and 2023, respectively.  The fair value hierarchy has three levels based on the reliability of inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using observable prices that are based on inputs not quoted in active markets but observable by market data, while Level 3 includes the fair values estimated using significant non-observable inputs.  The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$-	$-	$-	$-
Fixed income	16,050	-	-	16,050
International equities	-	-	-	-
Real estate	-	-	-	-
Cash and equivalents	1,069	-	-	1,069
Balance at December 31, 2024	$17,119	$-	$-	$17,119

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$4,231	$-	$-	$4,231
Fixed income	8,065	-	-	8,065
International equities	3,466	-	-	3,466
Real estate	1,062	-	-	1,062
Cash and equivalents	556	-	-	556
Balance at December 31, 2023	$17,380	$-	$-	$17,380

Fair value of total plan assets by major asset category as of December 31:

	2024	2023
Equity securities	0%	25%
Fixed income	94%	47%
International equities	0%	20%
Real estate	0%	6%
Cash and equivalents	6%	2%
Total	100%	100%

Index
Weighted-average assumptions used to determine benefit obligations as of December 31:

	2024	2023	2022
Discount rate	5.30%	4.71%	4.90%
Rate of compensation increase	2.50%	2.50%	2.50%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:

	2024	2023	2022
Discount rate	4.71%	4.71%	4.90%
Rate of compensation increase	2.50%	2.50%	2.50%
Long-term rate of return	6.75%	6.75%	6.75%

The Company has terminated its pension plan and has revised its strategy to adjust the allocation to a full liability investment strategy. The plan currently allocates all funds to fully fixed income investment and cash allocation, attempting to eliminate funding level fluctuations during the termination process.

The Company does not expect to make contributions to the plan in 2025.

The total amount of the Company’s contributions paid under its pension plan was zero for each of the fiscal years ended December 31, 2024 and 2023, and 2022, respectively.

Information about the expected benefit payments for the plan is as follows:

Year Ending December 31,
2025	$4,087
2026	1,242
2027	1,210
2028	1,173
2029	1,135
Years 2030-2034	5,048

The Company has a 401(k) defined contribution plan for all eligible employees. Employees may contribute up to 75% of their compensation into the plan. The Company may contribute up to an additional 15% of the employee’s contributed amount up to 6% of compensation.  For each of the fiscal years ended December 31, 2024, 2023, and 2022, the Company’s expense for the 401(k) plan amounted to $0.8 million, $0.8 million, and $0.7 million, respectively.

14.	INCOME TAXES

Components of the provision for income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$4,496	$5,825	$1,864
State	2,566	2,185	644
Total	7,062	8,010	2,508

Deferred:
Federal	(1,555)	989	767
State	(687)	643	527
Total	(2,242)	1,632	1,294

Total provision	$4,820	$9,642	$3,802

Effective Tax rate
The reconciliation of the effective tax rate to the U.S. Statutory Federal Income tax rate was:

	Year Ended December 31,
	2024		2023		2022
Income before taxes	$14,711		$35,639		$16,436

Expected tax	$3,089	21.0%	$7,484	21.0%	$3,452	21.0%
State tax (net of federal benefit)	1,483	10.1%	2,234	6.3%	925	5.6%
Other	248	1.7%	(76)	-0.2%	(575)	-3.5%
Total	$4,820	32.8%	$9,642	27.1%	$3,802	23.1%

F-31

Index
Deferred Taxes

The components of the non-current deferred tax assets (liabilities) were as follows:

	At December 31,
	2024	2023
Gross noncurrent deferred tax assets (liabilities)
Operating lease liability	$40,209	$26,835
Provision for credit losses	17,558	14,388
Finance lease liability	7,835	4,390
Depreciation and amortization	3,142	4,180
Stock-based compensation	843	1,223
Net operating loss carryforwards	807	1,040
Accrued expenses	26	225
Other intangibles	23	24
Pension plan liabilities	(416)	(202)
Goodwill	(603)	(618)
Finance lease right of use assets	(7,161)	(4,224)
Operating lease right-of-use assets	(36,904)	(24,043)
Noncurrent deferred tax assets, net	$25,359	$23,218

As of December 31, 2024, and 2023, the Company had gross net operating losses (“NOL”) of $14.0 million and $18.1 million, respectively, for state tax purposes and none for federal. While some states NOL can be carried forward indefinitely, the majority of state NOLs expire in 2033 and end in 2037 if not utilized.

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

Index
The following table presents the fair value of the financial instruments measured on a recurring basis as of December 31, 2024 and 2023.

	December 31, 2024
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$44,425	$44,425	$-	$-	$44,425
Total cash equivalents and short-term investments	$44,425	$44,425	$-	$-	$44,425

	December 31, 2023
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$9,037	$9,037	$-	$-	$9,037
Treasury bill	20,343	20,343	-	-	20,343
Total cash equivalents and short-term investments	$29,380	$29,380	$-	$-	$29,380

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

16.	SEGMENT REPORTING

The Company’s manages its business, evaluates performance and allocates resources based on two reportable business segments, Campus Operations and Transitional.

Campus Operations – The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.  All of the campuses continuing in operation are classified in this segment. The majority of the campuses offer programs across various areas of study.
Transitional – The Transitional segment refers to campuses that are marked for closure and are currently being taught-out, in addition to campuses that are held-for-sale or sold.  As of December 31, 2024, the net assets for the Summerlin, Las Vegas campus were classified as held for sale, with operating results classified within the Transitional segment.  The sale of the campus was consummated effective January 1, 2025.  In addition, the Company closed the Somerville, Massachusetts campus in the prior year. It was fully taught-out as of December 31, 2023.  This campus was classified in the Transitional segment in the prior year’s statement of operations.

The individual operating segments have been aggregated into the two main reportable segments based on the method by which our Chief Operating Decision Maker (“CODM”) 1) evaluates performance and allocates resources and 2) as a result of the Company’s judgment, that the reporting units have similar products, production processes, types of customers, methods of distribution, regulatory environment and economic characteristics.  The Company’s CODM is comprised of a team of executives deemed the “Executive Committee” which is made up of the following individuals:

1.	Scott Shaw – Chief Executive Officer and Director
2.	Brian Meyers – Executive Vice President, Chief Financial Officer, and Treasurer

The CODM assesses segment financial performance by reviewing segment revenue and segment operating income, which includes certain Corporate overhead allocations relating directly to the segments disclosed.  Some of the allocated costs include the centralization of the Company’s financial aid process, national sales and receivables and default costs.  The CODM will make decisions to allocate resources based on the review of monthly, quarterly and annual financial information categorized by segment.  The financial information is presented to the CODM using actual-to-actual results and budget-to-actual results.

Index
	Year Ended December 31,
	Consolidated			Campus Operations			Transitional			Corporate
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
REVENUE	$440,064	$378,070	$348,287	$432,966	$367,233	$330,896	$7,098	$10,837	$17,391	$-	$-	$-
COSTS AND EXPENSES:
Instructional	90,566	85,311	79,021	88,207	82,228	75,274	2,359	3,083	3,747	-	-	-
Books and Tools	32,146	26,177	23,623	31,161	24,802	21,642	985	1,375	1,981	-	-	-
Facilities	46,791	44,647	40,327	45,842	42,475	38,071	949	2,172	2,256	-	-	-
Depreciation	12,256	6,140	5,775	12,200	6,030	5,669	56	110	106	-	-	-
Educational services and facilities	181,759	162,275	148,746	177,410	155,535	140,656	4,349	6,740	8,090	-	-	-

Sales and marketing	75,236	65,553	61,241	73,532	64,159	58,561	1,704	1,394	2,680	-	-	-
Student services	21,874	18,693	16,077	21,012	17,314	15,004	862	1,379	1,073	-	-	-
Bad debt	56,578	41,637	34,915	55,600	39,978	32,731	975	1,659	2,187	3	-	(3)
Administrative	89,415	82,622	69,571	41,235	37,976	35,068	1,236	2,030	2,066	46,944	42,616	32,437
Depreciation	700	630	587	-	-	-	-	-	-	700	630	587
Selling, general and administrative	243,803	209,135	182,391	191,379	159,427	141,364	4,777	6,462	8,006	47,647	43,246	33,021

Loss (gain) on sale of assets	2,119	(30,918)	(177)	619	20	28	11	1	-	1,489	(30,939)	(205)
Gain on insurance proceeds	(2,794)	-	-	-	-	-	-	-	-	(2,794)	-	-
Impairment of goodwill and long-lived assets	-	4,220	1,049	-	4,220	1,049	-	-	-	-	-	-
Total costs and expenses	424,887	344,712	332,009	369,408	319,202	283,097	9,137	13,203	16,096	46,342	12,307	32,816
OPERATING INCOME (LOSS)	$15,177	$33,358	$16,278	$63,558	$48,031	$47,799	$(2,039)	$(2,366)	$1,295	$(46,342)	$(12,307)	$(32,816)

17.	COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Matters— On June 22, 2022, the DOE and the plaintiff student loan borrowers in a class action against the DOE initiated on June 25, 2019 in the U.S. District Court for the Northern District of California (Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.)) announced a proposed settlement agreement to resolve claims that the DOE had failed to timely decide Borrower Defense to Repayment applications submitted to the DOE.  The proposed settlement included three categories of relief for student loan borrowers.  First, the DOE would agree to discharge loans and refund prior loan payments to class members with loan debt associated with an institution on the list included in the settlement (which includes Lincoln institutions).  The class action plaintiffs and the DOE stated that the DOE had determined that attendance at one of the listed institutions justifies presumptive relief allegedly based on strong indicia regarding substantial misconduct by the institutions, whether credibly alleged or in some instances proven, and the purportedly high rate of class members with applications related to the listed schools.  Second, the proposed settlement included new procedures for the DOE to resolve pending borrower defense claims associated with other schools not on the list.  Third, for any student loan borrower who submitted a borrower defense application after June 22, 2022 and before the final approval of the settlement, the proposed settlement would require the DOE to review the applications under the DOE’s 2016 regulatory standards and issue decisions within 36 months, or else the applications would be discharged in full.

On November 16, 2022, the federal district court approved the settlement as proposed and the DOE began implementing the settlement relief while Lincoln and other parties appealed the settlement’s final approval to the U.S. Court of Appeals for the Ninth Circuit.  On November 5, 2024, the Ninth Circuit upheld the settlement on appeal.  One or more parties are expected to continue to appeal the final approval of the settlement, but Lincoln does not intend to continue participating in the appeal.  As a result of this final approval, the DOE has estimated that approximately 196,000 student loan borrowers who attended one of the listed schools (including Lincoln institutions) will receive automatic student loan discharges; that another approximately 100,000 student loan borrowers who attended other schools not on the list would receive decisions under new procedures; and that approximately 250,000 student loan borrowers who submitted borrower defense applications between June 22, 2022 and November 16, 2022 would receive decisions under the DOE’s 2016 regulatory standards within 36 months or else receive automatic student loan discharges.

It is not possible at this time to predict whether the settlement will continue to be upheld on appeal, what additional actions the DOE might take as the settlement continues to be upheld on appeal, or whether the DOE or other agencies might take actions against Lincoln institutions.  Such actions could have a material adverse effect on our business and results of operations.  We believe the DOE already may have discharged some or all of the pending applications.

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

Student Financing Plans—At December 31, 2024, the Company had outstanding net financing commitments to its students to assist them in financing their education of approximately $44.6 million, net of interest.

Executive Employment Agreements—The Company entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The future employment contract commitments for such employees were approximately $9.6 million at December 31, 2024.

Index
Surety Bonds—Each of the Company’s campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. The campuses are subject to extensive, ongoing regulation by each of these states. In addition, the Company’s campuses are required to be authorized by the applicable state education agencies of certain other states in which the campuses recruit students. The Company is required to post surety bonds on behalf of its campuses and education representatives with multiple states to maintain authorization to conduct its business. At December 31, 2024, the Company has posted surety bonds in the total amount of approximately $17.0 million.

LINCOLN EDUCATIONAL SERVICES CORPORATION

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Expense	Accounts Written-off	Balance at End of Period
Allowance accounts for the year ended:
December 31, 2024
Student receivable allowance	$53,811	$56,578	$(44,817)	$65,572
December 31, 2023
Student receivable allowance	$35,370	$41,637	$(23,196)[1]	$53,811
December 31, 2022
Student receivable allowance	$31,921	$34,915	$(31,466)	$35,370

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