Form 10-Q
period 2025-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2025-05-12
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 12, 2025, there were 31,592,807 shares of the registrant’s Common Stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

Index
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference contain “forward-looking statements”, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new programs; expectations that regulatory developments or other matters will or will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operating results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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
•
other factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as applicable.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	March 31,	December 31,
	2025	2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,655	$59,273
Accounts receivable, less allowance of $51,023 and $42,615 at March 31, 2025 and December 31, 2024, respectively	47,278	42,983
Inventories	2,394	3,053
Prepaid expenses and other current assets	8,051	4,793
Asset held for sale	-	1,150
Total current assets	86,378	111,252

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $144,251 and $141,271 at March 31, 2025 and December 31, 2024, respectively	125,646	103,533

OTHER ASSETS:
Noncurrent receivables, less allowance of $19,634 and $22,957 at March 31, 2025 and December 31, 2024, respectively	16,786	19,627
Deferred finance charges	358	323
Deferred income taxes, net	24,812	25,359
Operating lease right-of-use assets	133,462	136,034
Finance lease right-of-use assets	26,327	26,745
Goodwill	10,742	10,742
Other assets, net	1,367	1,387
Pension plan assets, net	1,554	1,554
Total other assets	215,408	221,771
TOTAL ASSETS	$427,432	$436,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Unearned tuition	$28,846	$30,631
Accounts payable	34,359	37,026
Accrued expenses	8,849	11,986
Income taxes payable	1,297	1,072
Current portion of operating lease liabilities	9,751	9,497
Total current liabilities	83,102	90,212

NONCURRENT LIABILITIES:
Long-term portion of operating lease liabilities	136,181	138,803
Long-term portion of finance lease liabilities	30,369	29,261
Other long-term liabilities	-	16
Total liabilities	249,652	258,292
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized 100,000,000 shares at March 31, 2025 and December 31, 2024 , issued and outstanding 31,592,807 shares at March 31, 2025 and 31,462,640 shares at December 31, 2024	48,181	48,181
Additional paid-in capital	48,211	50,639
Retained earnings	81,114	79,170
Accumulated other comprehensive loss	274	274
Total stockholders’ equity	177,780	178,264
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$427,432	$436,556

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

REVENUE	$117,506	$103,366
COSTS AND EXPENSES:
Educational services and facilities	47,409	43,023
Selling, general and administrative	66,904	60,492
(Gain) loss on sale of assets	(220)	309
Total costs & expenses	114,093	103,824
OPERATING INCOME (LOSS)	3,413	(458)
OTHER:
Interest income	114	698
Interest expense	(701)	(567)
INCOME (LOSS) BEFORE INCOME TAXES	2,826	(327)
PROVISION (BENEFIT) FOR INCOME TAXES	882	(113)
NET INCOME AND COMPREHENSIVE INCOME (LOSS)	$1,944	$(214)
Basic
Net income (loss) per common share	$0.06	$(0.01)
Diluted
Net income (loss) per common share	$0.06	$(0.01)
Weighted average number of common shares outstanding:
Basic	30,809	30,301
Diluted	31,074	30,301

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE - January 1, 2025	31,462,640	$48,181	$50,639	$79,170	$274	$178,264
Net Income	-	-	-	1,944	-	1,944
Stock-based compensation expense
Restricted stock	328,140	-	1,205	-	-	1,205
Net share settlement for equity-based compensation	(197,973)	-	(3,633)	-	-	(3,633)
BALANCE - March 31, 2025	31,592,807	$48,181	$48,211	$81,114	$274	$177,780

	Stockholders’ Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE - January 1, 2024	31,359,110	$48,181	$49,380	$69,279	$(36)	$166,804
Net loss	-	-	-	(214)	-	(214)
Stock-based compensation expense
Restricted stock	400,212	-	1,059	-	-	1,059
Net share settlement for equity-based compensation	(315,611)	-	(3,156)	-	-	(3,156)
BALANCE - March 31, 2024	31,443,711	$48,181	$47,283	$69,065	$(36)	$164,493

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,944	$(214)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,345	2,599
Finance lease amortization	418	369
Amortization of deferred finance charges	40	18
Deferred income taxes	547	421
(Gain) loss on sale of assets	(220)	309
Fixed asset donations	(171)	(98)
Provision for credit losses	11,835	12,213
Stock-based compensation expense	1,205	1,059
(Increase) decrease in assets:
Accounts receivable	(13,289)	(16,860)
Inventories	659	529
Prepaid income taxes	-	(545)
Prepaid expenses and current assets	(3,243)	(582)
Other assets, net	1,230	967
Increase (decrease) in liabilities:
Accounts payable	(8,070)	(5,561)
Accrued expenses	(3,137)	(4,511)
Unearned tuition	(1,785)	(4,641)
Income taxes payable	225	-
Other liabilities	89	(406)
Total adjustments	(10,322)	(14,720)
Net cash used in operating activities	(8,378)	(14,934)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,889)	(1,684)
Proceeds from sale of property and equipment	249	9,718
Net cash (used in) provided by investing activities	(19,640)	8,034
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred finance fees	(75)	(438)
Finance lease principal paid	(88)	-
Tenant allowance finance leases	1,196
Net share settlement for equity-based compensation	(3,633)	(3,156)
Net cash used in financing activities	(2,600)	(3,594)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,618)	(10,494)
CASH AND CASH EQUIVALENTS —Beginning of period	59,273	80,269
CASH AND CASH EQUIVALENTS—End of period	$28,655	$69,775

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)
	Three Months Ended
	March 31,
	2025	2024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$648	$34
Income taxes	$111	$10
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash additions of fixed assets	$12,878	$2,085

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our”, and “us”, as applicable) provide diversified career-oriented postsecondary education to recent high school graduates and working adults.  The Company, which currently operates 21 campuses in 12 states, has entered into leases for two new campuses: one in Houston, Texas, with programs expected to begin in the second half of 2025, and one in Hicksville, New York, with programs expected to begin by the end of 2026. The Company offers programs in skilled trades, automotive technology, healthcare services and information technology. The schools operate under the brands Lincoln Technical Institute, Lincoln College of Technology and Nashville Auto Diesel College.

Most of the Company’s campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs administered by the U.S. Department of Education (“the DOE”) and applicable state education agencies and accrediting commissions, which allow students to apply for and access federal student loans as well as other forms of financial aid. The Company was incorporated in New Jersey in 2003 as the successor-in-interest to various acquired schools including Lincoln Technical Institute, Inc., which opened its first campus in Newark, New Jersey in 1946.

Basis of Presentation – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. These financial statements, which should be read in conjunction with the December 31, 2024 audited Consolidated Financial Statements and notes thereto and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K”), reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2025.

The Company’s business is organized into two reportable business segments: Campus Operations and Transitional.  The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.  The Transitional segment refers to campuses that have been marked for closure and are currently being taught-out, in addition to campuses that are held-for sale or sold.  As of March 31, 2025, no campuses were classified in the Transitional segment. During the prior year, the Company’s Summerlin, Las Vegas campus was classified in the Transitional segment. The sale of the Summerlin campus was consummated on January 1, 2025.

We evaluate performance based on operating results. Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, the Company evaluates the estimates and assumptions, including those used to determine the incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, lease term to calculate lease cost, revenue recognition, bad debts, impairments, useful lives of fixed assets, income taxes, benefit plans, stock-based compensation, and certain accruals.  Actual results could differ from those estimates.

Start-up Costs—Costs related to the start of new campuses are expensed as incurred.

Index
New Accounting Pronouncements – In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220); Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application for periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact this ASU will have on our financial statement disclosures.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the new disclosure requirements retrospectively in our Condensed Consolidated Financial Statements.

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

Income Taxes— The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740,  Income Taxes (“ASC 740”). This statement requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2025 and 2024, we did not record any interest and penalties expense associated with uncertain tax positions, as we did not have any uncertain tax positions.

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

Index
The weighted average number of common shares used to compute basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31,
	2025	2024
Basic shares outstanding	30,809,306	30,301,475
Dilutive effect of Restricted Stock	264,398	-
Diluted shares outstanding	31,073,704	30,301,475

3.	REVENUE RECOGNITION

Substantially all of our revenues are considered to be revenues from contracts with students.  We determine standalone selling price based on the price at which the distinct services or goods are sold separately. The related accounts receivable balances are recorded in our balance sheets as student accounts receivable.  We do not have significant revenue recognized from performance obligations that were satisfied in prior periods, and we do not have any transaction price allocated to unsatisfied performance obligations other than in our unearned tuition.  We record revenue for students who withdraw from our schools only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.  In addition, to reduce the amount of outstanding accounts receivable balances due from our students, the Company employs a continuous collection effort.  Unearned tuition represents contract liabilities primarily related to our tuition revenue. We have elected not to provide disclosure about transaction prices allocated to unsatisfied performance obligations if the original contract durations are less than one-year, or if we have the right to consideration from a student in an amount that corresponds directly with the value provided to the student for performance obligations completed to date in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contract with Customers. We have assessed the costs incurred to obtain a contract with a student and determined them to be immaterial.

Unearned tuition in the amount of $28.8 million and $30.6 million is recorded in the current liabilities section of the accompanying Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively. The change in this contract liability balance during the three-month period ended March 31, 2025 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the three-month period ended March 31, 2025 that was included in the contract liability balance at the beginning of the year was $24.7 million.

Index
The following table depicts the timing of revenue recognition by segment:

	Three Months Ended March 31, 2025
	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$7,001	$-	$7,001
Services transferred over time	110,505	-	110,505
Total revenues	$117,506	$-	$117,506

	Three Months Ended March 31, 2024
	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$5,411	$336	$5,747
Services transferred over time	95,910	1,709	97,619
Total revenues	$101,321	$2,045	$103,366

4.	LEASES

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

On December 12, 2024, the Company entered into a lease for approximately 65,000 square feet of space to serve as the Company’s new campus in Hicksville, New York.  The lease term is currently planned to commence on or about August 1, 2025, with an initial lease term of 15 years and 9 months. The lease contains a renewal option allowing for either a 10-year renewal or two five-year renewals.  The Company signed the lease commitment on January 1, 2025. However, the Company will not take possession until the lease commencement date.

Index
The following table presents components of lease cost and classification on the Condensed Consolidated Statements of Operations:

		Three Months Ended March 31,
in thousands	Consolidated Statement of Operations Classification	2025	2024
Operating Lease Cost	Selling, general and administrative	$4,989	$4,800
Finance lease cost
Amortization of leased assets	Depreciation and amortization	418	369
Interest on lease Liabilities	Interest expense	582	487
Variable lease cost	Selling, general and administrative	216	88
		$6,205	$5,744

The net change in ROU asset and operating lease liability is included in the net change in other assets in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024.

The net change in ROU asset and finance lease liability is split between principal payments, interest expense and amortization expense. Principal payments are classified in the financing section, interest expense is included in net income and amortization expense is broken out separately in the operating section of the Consolidated Statements of Cash Flows.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

	Three Months Ended March 31,
	2025	2024
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating Cash Flows - operating leases	$4,783	$4,495
Operating Cash Flows - finance leases	$582	$487
Financing Cash Flows - finance leases	$(1,108)	$-

Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets
Operating leases	$-	$15,714
Finance leases	$-	$12,570

During the three months ended March 31, 2025, the Company did not enter into any new operating or finance leases and did not make any lease modifications.

Weighted-average remaining lease term and discount rate for our leases are as follows:

	As of March 31,
	2025	2024
Weighted-average remaining lease term
Operating leases	12.76 years	12.51 years
Finance leases	16.19 years	17.08 years

Weighted-average discount rate
Operating leases	6.59%	6.84%
Finance leases	7.69%	7.71%

Index
Maturities of lease liabilities by fiscal year for our leases as of March 31, 2025, are as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2025 (excluding the three months ending March 31, 2025)	$13,504	$1,033
2026	18,894	2,817
2027	18,140	2,918
2028	18,973	3,023
2029	17,237	3,132
2030	14,438	3,244
Thereafter	117,072	40,174
Total lease payments	218,258	56,341
Less: imputed interest	(72,324)	(25,971)
Present value of lease liabilities	$145,934	$30,370

5.	GOODWILL AND LONG-LIVED ASSETS

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

During the three months ended March 31, 2025 and 2024, there were no impairments of goodwill or long-lived assets.

The carrying amount of goodwill on March 31, 2025 was as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of December 31, 2024	$117,176	$(106,434)	$10,742
Adjustments	-	-	-
Balance as of March 31, 2025	$117,176	$(106,434)	$10,742

Index

6.	PROPERTY, EQUIPMENT AND FACILITIES

Property, equipment and facilities consist of the following:

	Useful life (years)	March 31, 2025	December 31, 2024
Land	-	$52	$52
Buildings and improvements	1-25	123,756	104,081
Equipment, furniture and fixtures	1-7	92,169	84,352
Vehicles	3	1,827	1,556
Construction in progress	-	52,093	54,763
		269,897	244,804
Less accumulated depreciation and amortization		(144,251)	(141,271)
		$125,646	$103,533

Property, equipment and facilities are recorded at cost, with depreciation expense included in our educational services and facilities and selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

The increase in property, equipment and facilities was driven by several factors, including a $18.0 million investment relating to the build-out of the new Nashville, Tennessee, Levittown, Pennsylvania and Houston Texas campuses, $3.5 million in new and expanded programs at various campuses, expansions and additional programs focused on Welding, Electrical and Electronic Systems Technology (“EEST”), Heating Ventilation and Air Conditioning (“HVAC”), and Auto and Medical Assistant (“MA”), and $3.8 million of facilities upgrades including security and branding, with the remainder focusing on training materials and equipment.  Depreciation and amortization expense of property, equipment and facilities was $3.8 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively.

7.	LONG-TERM DEBT

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

Under the terms of the Fifth Third Credit Agreement, the Company will pay to the Bank an unused facility fee on the average daily unused balance of the Facility at a rate per annum equal to 0.50%, which fee is payable in arrears on dates when interest is due and payable. For the three months ended March 31, 2025, the Company has paid less than $0.1 million in unused facility fees, which were expensed as incurred. The Company will also pay to the Bank a letter of credit fee equal to the Applicable Margin for loans subject to the Tranche Rate multiplied by the maximum amount available to be drawn under such letter of credit.

Index
The Fifth Third Credit Agreement contains customary representations, warranties and affirmative and negative covenants, as well as events of default customary for facilities of this type.

On July 18, 2024, the Company entered into a first amendment (the “First Amendment”) to the Fifth Third Credit Agreement with Bank. Among other things, the First Amendment effects certain modifications to (i) clarify certain representations and affirmative covenants of the Company, (ii) clarify certain conditions to each advance, (iii) clarify and/or replace certain events of default and (iv) delete or revise certain definitions in order to harmonize them with the other modifications made.  The First Amendment also contains customary releases, representations and warranties and reaffirmations consistent with the original terms of the Fifth Third Credit Agreement. Except as set forth above, the First Amendment does not materially alter the Fifth Third Credit Agreement.

On March 11, 2025, the Company entered into a second amendment (the “Second Amendment”) to the Fifth Third Credit Agreement, which increased the aggregate principal amount available under the Facility from $40.0 million to $60.0 million. The Second Amendment also expanded the accordion feature from $20.0 million to $25.0 million and extended the maturity date of the Facility from February 16, 2027 to March 7, 2028.

For the three months ended March 31, 2025, the Company paid fees of approximately $0.1 million in connection with the Fifth Third Credit Agreement’ Second Amendment, consisting of bank fees, legal costs and other customary fees and reimbursements. The fees were capitalized and are being amortized over the term of the Fifth Third Credit Agreement.

As of March 31, 2025, there was no debt outstanding under the Facility.

8.	STOCKHOLDERS’ EQUITY

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

For the three months ended March 31, 2025 and 2024, respectively, the Company completed a net share settlement for 197,973 shares and 315,611 restricted shares on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2025 and/or 2024, creating taxable income for the employees. At the employees’ request, the Company paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $3.6 million and $3.2 million for the three months ended March 31, 2025, and 2024, respectively,  to equity on the Condensed Consolidated Balance Sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

Index
The following is a summary of transactions pertaining to Restricted Stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested Restricted Stock outstanding at December 31, 2024	934,388	$8.02
Granted	328,140	17.98
Canceled	-	-
Vested	(447,901)	7.50

Nonvested Restricted Stock outstanding at March 31, 2025	814,627	$12.32

The Restricted Stock expense for the three months ended March 31, 2025 and 2024 was $1.2 million and $1.1 million, respectively. The unrecognized Restricted Stock expense as of March 31, 2025 and December 31, 2024 was $1.0 million and $4.3 million, respectively.  As of March 31, 2025, the outstanding shares of Restricted Shares under the LTIP had an aggregate intrinsic value of $12.9 million compared to $14.4 million in the prior year.

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

The Board of Directors extended the share repurchase program for an additional 12 months and authorized the repurchase of an additional $10.0 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases in February 2023 and thereafter in May 2024 and most recently on  May 7, 2025, when the Company announced that its Board of Directors had authorized an extension of the share repurchase program for an additional 12 months through May 24, 2026.

During the three months ended March 31, 2025 and 2024, the Company did not repurchase any shares under the share repurchase program. As of March 31, 2025, the Company had approximately $29.7 million remaining for additional repurchases under the program. Since inception of the program, the Company has made repurchases of approximately 1.7 million shares of the Company’s Common Stock at an average share price of $5.95 for an aggregate expenditure of approximately $10.3 million.

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

Student Financing Plans—As of March 31, 2025, the Company had outstanding net financing commitments to its students to assist them in financing their education of approximately $48.9 million, net of interest.

Index
10.	SEGMENTS

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

Transitional – The Transitional segment refers to campuses that are marked for closure and are currently being taught out, in addition to campuses that are held-for-sale or sold. The net assets of the Summerlin, Las Vegas campus were classified as held for sale as of December 31, 2024 and written down by $1.1 million in the fourth quarter of 2024.  On January 1, 2025, the Company completed the sale of its Summerlin, Las Vegas campus, and no gain or loss was recognized on the sale. Operating results for the Summerlin campus were classified within the Transitional segment.

The individual operating segments have been aggregated into the two main reportable segments based on the method by which our Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources and as a result of the Company’s judgment, that the reporting units have similar products, production processes, types of customers, methods of distribution, regulatory environment and economic characteristics. The Company’s CODM is comprised of a team of executives deemed the “Executive Committee” which is made up of the following individuals:

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

We evaluate performance based on operating results.  Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity

Summary financial information by reporting segment is as follows:
	Three Months Ended March 31,
	Consolidated		Campus Operations		Transitional		Corporate
	2025	2024	2025	2024	2025	2024	2025	2024
REVENUE	$117,506	$103,366	$117,506	$101,321	$-	$2,045	$-	$-
COSTS AND EXPENSES:
Instructional	23,015	22,511	23,015	21,895	-	616	-	-
Books and Tools	7,709	6,350	7,709	6,053	-	297	-	-
Facilities	13,085	11,389	13,085	11,157	-	232	-	-
Depreciation	3,600	2,773	3,600	2,753	-	20	-	-
Educational services and facilities	47,409	43,023	47,409	41,858	-	1,165	-	-

Sales and marketing	19,701	19,758	19,701	19,381	-	377	-	-
Student services	6,237	5,511	6,237	5,278	-	233	-	-
Bad debt	11,835	12,213	11,799	11,954	-	259	36	-
Administrative	28,969	22,819	10,943	10,242	-	295	18,026	12,283
Depreciation	162	191	-	-	-	-	162	191
Selling, general and administrative	66,904	60,492	48,680	46,854	-	1,164	18,224	12,474
(Gain) loss on sale of assets	(220)	309	(254)	-	-	-	34	309
Total costs and expenses	114,093	103,824	95,835	88,712	-	2,329	18,258	12,783
OPERATING INCOME (LOSS)	$3,413	$(458)	$21,671	$12,609	$-	$(284)	$(18,258)	$(12,783)

Index
11.	FAIR VALUE

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

The following table presents the fair value of the financial instruments measured on a recurring basis as of March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$14,039	$14,039	$-	$-	$14,039
Total cash equivalents	$14,039	$14,039	$-	$-	$14,039

	December 31, 2024
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$44,425	$44,425	$-	$-	$44,425
Total cash equivalents	$44,425	$44,425	$-	$-	$44,425

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

Student Receivables

The Company has student receivables that are due greater than 12 months from the date of our Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the amount of non-current student receivables under payment plans that is longer than 12 months in duration, net of allowance for credit losses, was $16.8 million and $19.6 million, respectively.

The following table presents the amortized cost basis of student receivables as of March 31, 2025, by year of origination.

	As of March 31, 2025
	Student
Year	Receivables (1)	Write-Off’s (2)
2025	$55,446	-
2024	49,484	5,302
2023	12,413	857
2022	5,932	291
2021	3,421	157
Prior	2,416	143
Total	$129,112	6,750

(1)
Student receivables are presented on a gross basis from the individual students. The total receivable amount above excludes federal subsidies reflected on the students’ accounts but not yet received from the government.  Also, it excludes all receivables from industry relationships, which are otherwise included under accounts receivable in our Condensed Consolidated Balance Sheets.

(2)	Write-off amounts are based on the students school departure year.

The Company does not utilize or maintain data pertaining to student credit information.

Index
Allowance for Credit Losses

We define student receivables as a portfolio segment under Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). Changes in our current and non-current allowance for credit losses related to our student receivable portfolio were calculated in accordance with ASC 326 for the three months ended March 31, 2025 and 2024, respectively.
	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$65,572	$53,811
Provision for credit losses	11,835	12,213
Write-off’s	(6,750)	(9,685)
Balance, at end of period	$70,657	$56,338

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

The Company’s business is organized into two reportable business segments: Campus Operations; and Transitional. The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.  The Transitional segment refers to campuses that have been marked for closure and are being taught out.  As of March 31, 2025 no campuses were classified in the Transitional segment. In the prior year, the Company’s Summerlin, Las Vegas campus was classified in the Transitional segment and its sale was consummated on January 1, 2025.

We evaluate performance based on operating results.  Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.  The interim financial statements and related notes thereto appearing elsewhere in this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes thereto included in our Form 10-K, which includes audited Consolidated Financial Statements for the last three fiscal years ended December 31, 2024.

General

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our”, and “us”, as applicable) provide diversified career-oriented postsecondary education to recent high school graduates and working adults.  The Company, which currently operates 21 campuses in 12 states, has entered into leases for two new campuses: one in Houston, Texas, with programs expected to begin in the second half of 2025, and one in Hicksville, New York, with programs expected to begin by the end of 2026. The Company entered into the Houston lease and Hicksville lease on October 31, 2023 and December 12, 2024, respectively. The Company offers programs in skilled trades, automotive technology, healthcare services and information technology. The schools operate under the brands Lincoln Technical Institute, Lincoln College of Technology and Nashville Auto Diesel College.

Most of the Company’s campuses serve major metropolitan markets and each typically offers courses in multiple areas of study. Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs administered by the U.S. Department of Education (“the DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid. The Company was incorporated in New Jersey in 2003 as the successor-in-interest to various acquired schools including Lincoln Technical Institute, Inc. which opened its first campus in Newark, New Jersey in 1946.

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

Business Strategy

Key elements of our business strategy include:

•
Expand Geographically. We plan to open new campuses and enter new markets using existing resources or acquisitions. We have signed leases for a new campus in Houston, Texas that we expect to open in the second half of 2025 and for a new campus in Hicksville, New York that we expect will open by the end of 2026.

•
Replicate Programs and Expand Existing Areas of Study.  We are expanding our program portfolio by introducing in-demand offerings at existing campuses and replicating proven in-demand offerings across locations.

•	Increase Operating Efficiency. We aim to improve margins and scalability by centralizing operations, standardizing curricula, and leveraging technology to streamline campus functions.
•	Maximize Utilization of Existing Facilities. We focus on increasing facility usage through enrollment growth, new programs, and industry partnerships.
•
Expand Teaching Platform.  We are transitioning to a hybrid teaching platform, Lincoln 10.0 with the first implementation phase completed, to offer greater flexibility, efficiency, and value to students.

Planned campus openings

Campus Location	Type	Status	Estimated Opening Date
East Point, GA	New Campus	Opened
Nashville, TN	Campus Relocation	Opened
Levittown, PA	Campus Relocation	In Progress	Second half of 2025
Houston, TX	New Campus	In Progress	Second half of 2025
Hicksville, New York	New Campus	In Progress	By the end of 2026

Results of Operations for the Three Months Ended March 31, 2025

The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024
Revenue	100.0%	100.0%
Costs and Expenses:
Educational services and facilities	40.3%	41.6%
Selling, general and administrative	56.9%	58.5%
(Gain) loss on sale of assets	-0.2%	0.3%
Total costs and expenses	97.1%	100.4%
Operating income (Loss)	2.9%	-0.4%
Interest income (expense), net	-0.5%	0.1%
Income (Loss) from operations before income taxes	2.4%	-0.3%
Provision for income taxes	0.8%	-0.1%
Net income (Loss)	1.7%	-0.2%

Index
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Consolidated Results of Operations

Revenue.  Revenue increased $14.1 million, or 13.7% to $117.5 million for the three months ended March 31, 2025 from $103.4 million in the prior year comparable period. Revenue growth was primarily due to a 13.1% increase in average student population.

	Three months ended, March 31,
Consolidated	2025	2024	% Change
Revenue (millions)	$117.5	$103.4	13.7%

Total new student starts	4,610	3,967	16.2%
Average student population	15,469	13,678	13.1%
End of period students population	15,904	13,801	15.2%

	Three Months Ended March 31,
	Consolidated		Campus Operations		Transitional		Corporate
	2025	2024	2025	2024	2025	2024	2025	2024
REVENUE	$117,506	$103,366	$117,506	$101,321	$-	$2,045	$-	$-
COSTS AND EXPENSES:
Instructional	23,015	22,511	23,015	21,895	-	616	-	-
Books and Tools	7,709	6,350	7,709	6,053	-	297	-	-
Facilities	13,085	11,389	13,085	11,157	-	232	-	-
Depreciation	3,600	2,773	3,600	2,753	-	20	-	-
Educational services and facilities	47,409	43,023	47,409	41,858	-	1,165	-	-

Sales and marketing	19,701	19,758	19,701	19,381	-	377
Student services	6,237	5,511	6,237	5,278	-	233
Bad debt	11,835	12,213	11,799	11,954	-	259	36
Administrative	28,969	22,819	10,943	10,242	-	295	18,026	12,283
Depreciation	162	191	-	-	-		162	191
Selling, general and administrative	66,904	60,492	48,680	46,854	-	1,164	18,224	12,474
(Gain) loss on sale of assets	(220)	309	(254)				34	309
Total costs and expenses	114,093	103,824	95,835	88,712	-	2,329	18,258	12,783
OPERATING INCOME (LOSS)	$3,413	$(458)	$21,671	$12,609	$-	$(284)	$(18,258)	$(12,783)

Educational services and facilities expense.  Our educational services and facilities expense increased $4.4 million, or 10.2%, to $47.4 million for the three months ended March 31, 2025, compared to $43.0 million for the three months ended March 31, 2024.
The increase over the prior year includes approximately $1.1 million in preopening costs for the new Houston, Texas, and Hicksville, New York, campuses and costs related to the relocation of the Nashville, Tennessee and Levittown, Pennsylvania campuses, and investments to implement and expand new programs at existing campuses.

Total educational services and facilities expense increase was primarily driven by a $1.4 million or 21.4% higher books and tools expense due to 16.2% higher student starts and price increases; $1.7 million or 14.9% higher facilities expense primarily driven by higher rent expense and other facilities-related costs. Remaining increase was primarily due to $0.8 million or 29.8% higher depreciation expense and $0.5 million or 2.2% higher instructional costs, which increased slightly but declined as a percentage of revenue, reflecting continued margin expansion.

Educational services and facilities expense, as a percentage of revenue, decreased to 40.3% from 41.6% for the three months ended March 31, 2025 and 2024, respectively, reflecting positive margin leverage.

Selling, general and administrative expense.  Our selling, general and administrative expense increased $6.4 million, or 10.6% to $66.9 million for the three months ended March 31, 2025, compared to $60.5 million for the three months ended March 31, 2024.  Included in the increase over the prior year are approximately $0.4 million of preopening costs including new campus and campus relocation costs as well as costs associated with implementation and expansion of new programs at existing campuses.  Total selling, general and administrative expense increase was primarily due to $6.1 million or 26.9% higher administrative expense, driven by increased compensation and benefits expense as a result of expanded workforce to support our larger student population, which included $1.0 million higher pay incentive expense due to improved financial performance; and $0.7 million higher student services expenses.

Index
Student services expense increased $0.7 million or 13.2%, primarily driven by increased personnel to continue to support and drive student population growth and program expansions.

Marketing expense decreased slightly year over year, demonstrating increased efficiencies per dollar spent with cost per start decreasing 20% compared to prior year. Additional marketing initiatives have contributed to the 16.2% student start growth over the prior year and will continue to yield returns through the end of the year.

Selling, general and administrative expense, as a percentage of revenue, decreased to 56.9% from 58.5% for the three months ended March 31, 2025 and 2024, respectively, reflecting positive margin leverage.

(Gain) Loss on Sale of Assets.  Gain on sale was $0.2 million for the three months ended March 31, 2025 associated with fixed assets sale, compared to $0.3 million of loss on sale of asset related to the sale of Levittown, Pennsylvania property for the three months ended March 31, 2024, respectively.

Net interest income/(expense). Net interest expense was $0.6 million for the three months ended March 31, 2025 compared to net interest income of $0.1 million for the three months ended March 31, 2024 primarily driven by a decrease in net interest income due to lower cash investments and an increase in interest expense of $0.1 million related to capital leases.

Income taxes. Our income tax provision for the three months ended March 31, 2025 was $0.9 million, or 31.2% of pre-tax income compared to ($0.1) million, or 34.6% of pre-tax net loss in the prior year.

Segment Results of Operations

The Company’s business is organized into two reportable business segments: Campus Operations and Transitional. These segments are defined below:

Campus Operations – The Campus Operations segment includes all campuses that are continuing in operation and contribute to the Company’s core operations and performance.

Transitional – The Transitional segment refers to campuses that have been marked for closure and are being taught out. As of March 31, 2025, no campuses were classified in the Transitional segment. During the prior year, the Company’s Summerlin, Las Vegas campus was classified in the Transitional segment. The sale of the Summerlin campus was consummated on January 1, 2025.

We evaluate performance based on operating results. Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
The following table presents selected operating metrics for our two reportable segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	% Change
Revenue:
Campus Operations	$117,506	$101,321	16.0%
Transitional	-	2,045	-100.0%
Total	$117,506	$103,366	13.7%

Operating Income (loss):
Campus Operations	$21,671	$12,609	71.9%
Transitional	-	(284)	-100.0%
Corporate	(18,258)	(12,783)	-42.8%
Total	$3,413	$(458)	845.2%

Starts:
Campus Operations	4,610	3,812	20.9%
Transitional	-	155	-100.0%
Total	4,610	3,967	16.2%

Average Population:
Campus Operations	15,469	13,311	16.2%
Transitional	-	367	-100.0%
Total	15,469	13,678	13.1%

End of Period Population:
Campus Operations	15,904	13,449	18.3%
Transitional	-	352	-100.0%
Total	15,904	13,801	15.2%

Campus Operations

Operating income increased $9.1 million, or 71.9% to $21.7 million for the three months ended March 31, 2025 from $12.6 million in the prior year comparable period. The change compared to the prior year was mainly driven by the following factors:

•
Revenue increased $16.2 million, or 16.0% to $117.5 million for the three months ended March 31, 2025 from $101.3 million in the prior year comparable period. Revenue growth was primarily due to a 16.2% increase in average student population.

•
Our educational services and facilities expense increased $5.6 million, or 13.3% to $47.4 million for the three months ended March 31, 2025 from $41.9 million in the prior year comparable period.  The increase over the prior year includes approximately $1.1 million in preopening costs for the new Houston, Texas, and Hicksville, New York, campuses, and costs related to the relocation of the Nashville, Tennessee and Levittown, Pennsylvania campuses, and investments to implement and expand new programs at existing campuses.

•
Total educational services and facilities expense increase was primarily driven by $1.9 million or 17.3% higher facilities expense primarily driven by higher rent expense and other facilities-related costs, $1.7 million or 27.4% higher books and tools expense due to 20.9% higher student starts and price increases. Remaining increase was primarily due to $0.8 million or 30.8% higher depreciation expense and $1.1 million or 5.1% higher instructional costs, which increased slightly, but declined as a percentage of revenue, reflecting continued margin expansion.

•
Our selling, general and administrative expense increased $1.8 million, or 3.9% to $48.7 million for the three months ended March 31, 2025, from $46.9 million in the prior year comparable period. Included in the increase over the prior year are approximately $0.4 million of preopening costs including new campus and campus relocation costs as well as costs associated with implementation and expansion of new programs at existing campuses. Total selling, general and administrative expense increase was primarily due to $1.0 million or 18.2% higher student services expense driven by increased personnel to continue to support and drive student population growth and program expansions and $0.7 million or 6.8% higher administrative expense.

Index
Transitional

In the fourth quarter of 2024, the Board of Directors approved a plan to close the Summerlin, Las Vegas campus. The sale of the Summerlin campus was consummated on January 1, 2025. During the prior year, the Summerlin campus was classified in the Transitional segment.

•	Revenue decreased $2.0 million, or 100.0% to zero for the three months ended March 31, 2025, from $2.0 million in the prior year comparable period.
•	Total operating expenses decreased $2.3 million, or 100.0% to zero for the three months ended March 31, 2025, from $2.3 million in the prior year comparable period.

The change in operating performance was the result of closing the campus and no longer enrolling new students.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company. Corporate and other expenses were $18.3 million and $12.8 million for the three months ended March 31, 2025 and 2024, respectively.  The increase over the prior year was primarily driven by salaries and benefits expense and higher pay incentive expense due to improved financial performance.

LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal source of liquidity has been cash provided by operating activities. The following chart summarizes the principal elements of our cash flow for each of the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(8,378)	$(14,934)
Net cash (used in) provided by investing activities	$(19,640)	$8,034
Net cash used in financing activities	$(2,600)	$(3,594)

As of March 31, 2025, the Company had $28.7 million in cash and cash equivalents, compared to $69.8 million in cash and cash equivalents as of March 31, 2024. The change in cash position from the prior year was primarily driven by increased capital expenditures due to campus expansion and continued use of cash in operating activities.

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

Index
Net cash used in operating activities was $8.4 million for the three months ended March 31, 2025 compared to net cash used in operating activities of $14.9 million in the prior year comparable period. The increase in cash position was primarily driven by higher net income and improved cash collections, partially offset by changes in working capital.

Investing Activities

Net cash used in investing activities was $19.6 million for the three months ended March 31, 2025 compared to $8.0 million net cash provided by investing activities in the prior year comparable period primarily driven by higher capital expenditures in the current period due to new campus expansion and relocation of new campuses.

We currently lease all of our campuses.

Capital expenditures were 13.1% of revenues in 2024 and are expected to be approximately 16.0% of revenues in 2025. The increase in planned capital expenditures over the prior year will be driven by several factors that include but are not limited to the buildout of the Nashville, Tennessee, Levittown, Pennsylvania, Houston, Texas and Hicksville, New York campuses. In addition, we plan to invest $6.1 million into expanding programs at the Melrose, Illinois, Moorestown, New Jersey, South Plainfield, New Jersey and Allentown, Pennsylvania campuses and we plan to invest an additional $18.9 million for educational equipment, real estate improvements, and information technology across various campuses. We expect to fund future capital expenditures with cash generated from operating activities and cash on hand.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 and 2024 was $2.6 million and $3.6 million, respectively. The decrease in cash used was primarily driven by tenant allowance payment received in the current quarter, partially offset by higher cash outflows in the current year related to the tax impact for vested stock grants.

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

Under the terms of the Fifth Third Credit Agreement, the Company will pay to the Bank an unused facility fee on the average daily unused balance of the Facility at a rate per annum equal to 0.50%, which fee is payable in arrears on dates when interest is due and payable. For the three months ended March 31, 2025, the Company has paid less than $0.1 million in unused facility fees, which were expensed as incurred. The Company will also pay to the Bank a letter of credit fee equal to the Applicable Margin for loans subject to the Tranche Rate multiplied by the maximum amount available to be drawn under such letter of credit.

The Fifth Third Credit Agreement contains customary representations, warranties and affirmative and negative covenants, as well as events of default customary for facilities of this type.

Index
On July 18, 2024, the Company entered into a first amendment (the “First Amendment”) to the Fifth Third Credit Agreement with Bank.  Among other things, the First Amendment effects certain modifications to (i) clarify certain representations and affirmative covenants of the Company, (ii) clarify certain conditions to each advance, (iii) clarify and/or replace certain events of default and (iv) delete or revise certain definitions in order to harmonize them with the other modifications made.  The First Amendment also contains customary releases, representations and warranties and reaffirmations consistent with the original terms of the Fifth Third Credit Agreement. Except as set forth above, the First Amendment does not materially alter the Fifth Third Credit Agreement.

On March 11, 2025, the Company entered into a second amendment (the “Second Amendment”) to the Fifth Third Credit Agreement, which increased the aggregate principal amount available under the Facility from $40.0 million to $60.0 million. The Second Amendment also expanded the accordion feature from $20.0 million to $25.0 million and extended the maturity date of the Facility from February 16, 2027 to March 7, 2028. The Second Amendment provides additional financial flexibility to support the Company’s  long-term growth objectives. Except as set forth above, the Second Amendment does not materially alter the Fifth Third Credit Agreement.

For the three months ended March 31, 2025 the Company paid fees of approximately $0.1 million in connection with the Fifth Third Credit Agreement’s Second Amendment, consisting of bank fees, legal costs and other customary fees and reimbursements. The fees were capitalized and are being amortized over the term of Fifth Third Credit Agreement.

As of March 31, 2025, there was no debt outstanding under the Facility.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.  As of March 31, 2025, we had no debt outstanding.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2045 at basic annual rental rates (excluding taxes, insurance, and other expenses under certain leases).

As of March 31, 2025, we had outstanding loan principal commitments to our active students of $48.9 million.  These are institutional loans and no cash is advanced to students.  The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are required to fund their education using these funds and they are not reported on our financial statements.

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

As previously disclosed, the DOE could issue new regulations and guidance in the future. See 10-K at “Business – Regulatory Environment – Negotiated Rulemaking.”  On April 4, 2025, the DOE published a notice in the Federal Register announcing its intention to commence negotiated rulemaking and to establish one or more negotiated rulemaking committees to prepare proposed regulations related to the Title IV Programs.  The DOE has not yet established a list of regulatory topics but has indicated that it is seeking feedback on ways to streamline current higher education regulations and federal assistance programs to create efficiencies for students, institutions, and key stakeholders.  The DOE announced that it will receive feedback at two public hearings on April 29, 2025, and May 1, 2025, and from written comments from the public by May 5, 2025.  We cannot predict the timing and scope of any regulations or guidance the DOE might issue during the negotiated rulemaking process or during any other process the DOE might complete in the future.  Although some or all of the new DOE regulations could be favorable to us and our schools, the new DOE regulations could increase the possibility that our schools could be subject to additional reporting requirements, to potential liabilities and sanctions such as letter of credit requirements, and to potential loss of Title IV eligibility if our efforts to modify our operations to comply with any new requirements are unsuccessful which could have a significant impact on our business and results of operations.

Congressional and Presidential Action. As previously disclosed, Congress or the President could take action to downsize or eliminate the DOE or transfer some or all of the authority and responsibilities of the DOE to another agency. Because a significant percentage of our revenues are derived from Title IV Programs, any action by Congress, the President or the DOE that significantly reduces Title IV Program funding, that limits or restricts the ability of our schools, programs, or students to receive funding through the Title IV Programs, or that imposes new restrictions or constraints upon our business or operations could reduce our student enrollment and our revenues, and could increase our administrative costs and require us to arrange for alternative sources of financial aid for our students and require us to modify our practices in order for our schools to comply fully with Title IV Program requirements.  See 10-K at “Business – Regulatory Environment – Congressional and Presidential Action.”

Index
On March 20, 2025, the President signed an Executive Order (EO) to take all necessary steps to facilitate the closure of the DOE.  The EO did not specify the precise steps or schedule that would be followed for closing the DOE or how the federal student aid programs would be administered or potentially transferred to another agency.  The DOE was created in 1979 through Congressional action and similar Congressional action would be required to dissolve the DOE. Accordingly, we cannot predict whether, when, and to what extent the DOE will be downsized, eliminated or replaced and whether Congressional action and/or judicial action in response to lawsuits could impede efforts by the President and DOE to make such changes.

On March 11, 2025, the DOE announced a reduction in force (RIF) impacting nearly 50% of the DOE’s workforce and placing the impacted DOE staff on administrative leave beginning on March 21, 2025.  The DOE noted that all divisions within the DOE were impacted by the RIF with some divisions requiring significant reorganization.  However, notwithstanding these actions and assurances by the DOE, it is possible that the RIF and other changes at DOE could result in delays and disruptions to Title IV funding at our schools or to other actions by the DOE related to our participation in the Title IV Programs such as, but not limited to, granting approvals for school acquisitions, adding new programs to existing schools, or adding new school locations.

Further, as previously disclosed, current requirements for student or school participation in Title IV Programs may change or one or more of the present Title IV Programs could be replaced by other programs with materially different student or school eligibility requirements. The potential for changes related to the DOE or Title IV Programs that may be adverse to us and other for-profit schools like ours may increase as a result of changes in political leadership. We cannot predict the scope, timing or likelihood of future actions and changes by Congress, the President or the DOE with respect to the operations and existence of the DOE or the laws and regulations applicable to and the funding for the Title IV Programs. If we cannot comply with the provisions of the HEA and the regulations of the DOE as they may be revised or with the terms of an executive order or Presidential action or if the cost of such compliance is excessive or if funding is materially reduced or disrupted by changes in Title IV Programs or DOE, our revenues or profit margin could be materially adversely affected.  See 10-K at “Business – Regulatory Environment – Congressional and Presidential Action.”

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

There have been no material changes in our market risk exposure during the three months ended March 31, 2025. See Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K.

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

In the ordinary conduct of our business, the Company is subject to additional periodic lawsuits, investigations, regulatory proceedings and other claims, including, but not limited to, claims involving students or graduates, routine employment matters and business disputes.  We cannot predict the ultimate resolution of these lawsuits, investigations, regulatory proceedings and other claims asserted against us, but we do not believe that any of these matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K and those contained in our previously filed Form 10-Qs, which could affect our business, financial condition, or operating results. The risks we describe in our periodic reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results.  For the quarter ended March 31, 2025, the Company is not aware of any specific new and additional risk factors that were not previously disclosed.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)
On May 24, 2022, the Company announced that the Board of Directors had approved a share repurchase program for 12 months authorizing repurchases of up to $30.0 million of the Company’s Common Stock.  On February 27, 2023, the Board of Directors extended the share repurchase program for an additional 12 months and authorized an additional $10.0 million in repurchases, for an aggregate of up to $30.6 million in additional repurchases. On May 7, 2024, the Company announced that its Board of Directors had authorized an extension of the share repurchase program for an additional 12 months through May 24, 2025 and, subsequently, on May 7, 2025, the Company announced that its Board of Directors had authorized an extension of the share repurchase program for another additional 12 months through May 24, 2026. The Company did not repurchase any additional shares in the three months ended March 31, 2025, and has approximately $29.7 million remaining for additional repurchases under the program.

For more information on the share repurchase plan, see Part I, Item 1. “Notes to Condensed Consolidated Financial Statements”, Note 7 – Stockholders’ Equity.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	None.
(b)	None

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.
(b)	None.
(c)
During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

10.1
Second Amendment to Credit Agreement, dated March 7, 2025, by and among Lincoln Educational Services Corporation and its subsidiaries and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 11, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from the Company’s 10-Q for the quarter ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: May 12, 2025	By:	/s/ Brian Meyers
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

10.1
Second Amendment to Credit Agreement, dated March 7, 2025, by and among Lincoln Educational Services Corporation and its subsidiaries and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 11, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from the Company’s 10-Q for the quarter ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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