Form 10-Q
period 2025-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2025-08-11
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 11, 2025, there were 31,618,405 shares outstanding of the registrant’s Common Stock.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

•	successful updating and expansion of the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
•	uncertainties regarding our ability to comply with federal laws and regulations regarding the 90/10 Rule and cohort default rates;
•	successful implementation of our strategic plan;
•	our inability to maintain eligibility for or to process federal student financial assistance;
•	regulatory investigations of, or actions commenced against, us or other companies in our industry;
•	changes in the state regulatory environment or budgetary constraints;
•	enrollment declines;
•	challenges in our students’ ability to find employment as a result of economic conditions;
•	maintenance and expansion of existing industry relationships and development of new industry relationships;
•	a loss of members of our senior management or other key employees;
•	uncertainties associated with opening of new campuses and closing existing campuses;
•	uncertainties associated with integration of acquired schools;
•	industry competition;
•	the effect of any cybersecurity incident;
•	the effect of public health outbreaks, epidemics and pandemics;
•	conditions and trends in our industry;
•	general economic conditions; and
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

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	June 30,	December 31,
	2025	2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,701	$59,273
Accounts receivable, less allowance of $43,128 and $42,615 at June 30, 2025 and December 31, 2024, respectively	47,256	42,983
Inventories	4,504	3,053
Prepaid income taxes	2,794	-
Prepaid expenses and other current assets	8,374	4,793
Asset held for sale	-	1,150
Total current assets	79,629	111,252

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $145,468 and $141,271 at June 30, 2025 and December 31, 2024, respectively	149,142	103,533

OTHER ASSETS:
Noncurrent receivables, less allowance of $24,726 and $22,957 at June 30, 2025 and December 31, 2024, respectively	21,139	19,627
Deferred finance charges	354	323
Deferred income taxes, net	24,812	25,359
Operating lease right-of-use assets	132,713	136,034
Finance lease right-of-use assets	25,910	26,745
Goodwill	10,742	10,742
Other assets, net	1,325	1,387
Pension plan assets, net	1,555	1,554
Total other assets	218,550	221,771
TOTAL ASSETS	$447,321	$436,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Unearned tuition	$28,083	$30,631
Accounts payable	33,990	37,026
Accrued expenses	15,438	11,986
Income taxes payable	-	1,072
Current portion of operating lease liabilities	10,741	9,497
Total current liabilities	88,252	90,212
NONCURRENT LIABILITIES:
Long-term portion of operating lease liabilities	134,494	138,803
Long-term portion of finance lease liabilities	30,897	29,261
Long-term debt	13,000	-
Other long-term liabilities	-	16
Total liabilities	266,643	258,292
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized 100,000,000 shares at June 30, 2025 and December 31, 2024 , issued and outstanding 31,625,285 shares at June 30, 2025 and 31,462,640 shares at December 31, 2024	48,181	48,181
Additional paid-in capital	49,554	50,639
Retained earnings	82,669	79,170
Accumulated other comprehensive loss	274	274
Total stockholders’ equity	180,678	178,264
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$447,321	$436,556

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

REVENUE	$116,474	$102,914	$233,980	$206,281
COSTS AND EXPENSES:
Educational services and facilities	46,791	45,561	94,199	88,584
Selling, general and administrative	67,061	57,865	133,965	118,359
(Gain) loss on sale of assets	(256)	604	(476)	913
Total costs & expenses	113,596	104,030	227,688	207,856
OPERATING INCOME (LOSS)	2,878	(1,116)	6,292	(1,575)
OTHER:
Interest income	11	638	125	1,336
Interest expense	(813)	(667)	(1,514)	(1,234)
INCOME (LOSS) BEFORE INCOME TAXES	2,076	(1,145)	4,903	(1,473)
PROVISION (BENEFIT) FOR INCOME TAXES	522	(463)	1,404	(577)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$1,554	$(682)	$3,499	$(896)
Basic
Net income (loss) per common share	$0.05	$(0.02)	$0.11	$(0.03)
Diluted
Net income (loss) per common share	$0.05	$(0.02)	$0.11	$(0.03)
Weighted average number of common shares outstanding:
Basic	30,990	30,660	30,900	30,481
Diluted	31,271	30,660	31,172	30,481

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)
	Stockholders’ Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE - January 1, 2025	31,462,640	$48,181	$50,639	$79,170	$274	$178,264
Net income	-	-	-	1,944	-	1,944
Stock-based compensation expense
Restricted stock	328,140	-	1,205	-	-	1,205
Net share settlement for equity-based compensation	(197,973)	-	(3,633)	-	-	(3,633)
BALANCE - March 31, 2025	31,592,807	48,181	48,211	81,114	274	177,780
Net Income	-	-	-	1,554	-	1,554
Stock-based compensation expense
Restricted stock	-	-	1,344	-	-	1,344
Net share settlement for equity-based compensation	32,478	-	-	-	-	-
BALANCE - June 30, 2025	31,625,285	$48,181	$49,555	$82,668	$274	$180,678

	Stockholders’ Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE - January 1, 2024	31,359,110	$48,181	$49,380	$69,279	$(36)	$166,804
Net loss	-	-	-	(214)	-	(214)
Stock-based compensation expense
Restricted stock	400,212	-	1,059	-	-	1,059
Net share settlement for equity-based compensation	(315,611)	-	(3,156)	-	-	(3,156)
BALANCE - March 31, 2024	31,443,711	48,181	47,283	69,065	(36)	164,493
Net loss	-	-	-	(682)	-	(682)
Stock-based compensation expense
Restricted stock	47,128	-	1,045	-	-	1,045
BALANCE - June 30, 2024	31,490,839	$48,181	$48,328	$68,383	$(36)	$164,856

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,499	$(896)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,637	5,501
Finance lease amortization	835	787
Amortization of deferred finance charges	90	57
Deferred income taxes	547	421
(Gain) loss on sale of assets	(476)	913
Fixed asset donations	(197)	(178)
Provision for credit losses	25,012	25,537
Stock-based compensation expense	2,548	2,104
(Increase) decrease in assets:
Accounts receivable	(30,797)	(32,977)
Inventories	(1,451)	603
Prepaid income taxes	(2,794)	(5,220)
Prepaid expenses and current assets	(3,611)	1,154
Other assets, net	(657)	806
Increase (decrease) in liabilities:
Accounts payable	(9,768)	(472)
Accrued expenses	3,452	(2,069)
Unearned tuition	(2,548)	(2,578)
Income taxes payable	(1,072)	-
Other liabilities	1,672	(92)
Total adjustments	(11,578)	(5,703)
Net cash used in operating activities	(8,079)	(6,599)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46,276)	(12,725)
Proceeds from sale of property and equipment	504	9,718
Net cash used in investing activities	(45,772)	(3,007)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	25,000	-
Payments on borrowings	(12,000)	-
Payment of deferred finance fees	(121)	(456)
Finance lease principal paid	(179)	(64)
Tenant allowance finance leases	2,212	-
Net share settlement for equity-based compensation	(3,633)	(3,156)
Net cash provided by (used in) financing activities	11,279	(3,676)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(42,572)	(13,282)
CASH AND CASH EQUIVALENTS —Beginning of period	59,273	80,269
CASH AND CASH EQUIVALENTS—End of period	$16,701	$66,987

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)
	Six Months Ended
	June 30,
	2025	2024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,391	$1,063
Income taxes	$4,721	$4,221
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash additions of fixed assets	$14,023	$2,041

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our”, and “us”, as applicable) provide diversified career-oriented postsecondary education to recent high school graduates and working adults.  The Company, which currently operates 21 campuses in 12 states, has entered into leases for two new campuses: one in Houston, Texas, with programs expected to begin in the second half of 2025, and one in Hicksville, New York, with programs expected to begin by the end of 2026. The Company offers programs in skilled trades, automotive, health sciences and information technology. The schools operate under the brands Lincoln Technical Institute, Lincoln College of Technology and Nashville Auto Diesel College.

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

Basis of Presentation – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. These financial statements, which should be read in conjunction with the December 31, 2024 audited Consolidated Financial Statements and notes thereto and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K”), reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2025.

The Company’s business is organized into two reportable business segments: Campus Operations and Transitional.  The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.  The Transitional segment refers to campuses that have been marked for closure and are currently being taught-out, in addition to campuses that are held-for sale or sold.  As of June 30, 2025, no campuses were classified in the Transitional segment. During the prior year, the Company’s Summerlin, Las Vegas campus was classified in the Transitional segment. The sale of the Summerlin campus was consummated on January 1, 2025.

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

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, the Company evaluates the estimates and assumptions, including those used to determine the incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, lease term to calculate lease cost, bad debts, impairments, useful lives of fixed assets, income taxes, benefit plans, stock-based compensation, and certain accruals.  Actual results could differ from those estimates.

Index
Start-up Costs—Costs related to the start of new campuses are expensed as incurred.

New Accounting Pronouncements – In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application for periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact this ASU will have on our financial statement disclosures.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities on an annual basis 1) disclose specific categories in the rate reconciliation, and 2) provide additional information for reconciling items that meet a quantitative threshold. The amendments require disclosure about the amount of income taxes paid disaggregated (1) by federal, state and foreign taxes, and (2) by individual jurisdictions in which income taxes paid is equal or greater than 5 percent of total income taxes paid. The amendment also requires entities to disclose income or loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. For all public business entities, this ASU is effective for annual periods beginning after December 15, 2024; early adoption is permitted.  We do not expect this ASU will have a material impact on our Condensed Consolidated Financial Statements.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the six months ended June 30, 2025 and 2024, we did not record any interest and penalties expense associated with uncertain tax positions, as we did not have any uncertain tax positions.

On July 4, 2025, the U.S. enacted legislation which generally extends the tax provisions enacted in 2017 that were set to expire at the end of 2025 as well as making other changes to federal tax law for multinational corporations. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the financial results of operations for the current year.

Index
2.	NET EARNINGS PER COMMON SHARE

Basic and diluted earnings per share (“EPS”) are calculated in accordance with ASC 260, Earnings Per Share (“ASC 260”), which specifies the computation, presentation and disclosure requirements for EPS. Under ASC 260, basic EPS excludes all dilutive Common Stock equivalents. It is computed by dividing net income by the number of weighted average number of common shares outstanding during the period. Diluted EPS, as calculated using the treasury stock method, reflects the potential dilution from employee incentive plans during the period.

The weighted average number of common shares used to compute basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic shares outstanding	30,990,392	30,659,878	30,900,349	30,480,677
Dilutive effect of Restricted Stock	280,862	-	272,130	-
Diluted shares outstanding	31,271,254	30,659,878	31,172,479	30,480,677

3.	REVENUE RECOGNITION

Substantially all of our revenues are considered to be revenues from contracts with students. We determine standalone selling price based on the price at which the distinct services or goods are sold separately. The related accounts receivable balances are recorded in our balance sheets as student accounts receivable.  We do not have significant revenue recognized from performance obligations that were satisfied in prior periods, and we do not have any transaction price allocated to unsatisfied performance obligations other than in our unearned tuition. We record revenue for students who withdraw from our schools only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. In addition, to reduce the amount of outstanding accounts receivable balances due from our students, the Company employs a continuous collection effort. Unearned tuition represents contract liabilities primarily related to our tuition revenue. We have elected not to provide disclosure about transaction prices allocated to unsatisfied performance obligations if the original contract durations are less than one-year, or if we have the right to consideration from a student in an amount that corresponds directly with the value provided to the student for performance obligations completed to date in accordance with ASC Topic 606, Revenue from Contracts with Customers. We have assessed the costs incurred to obtain a contract with a student and determined them to be immaterial.

Unearned tuition in the amount of $28.1 million and $30.6 million is recorded in the current liabilities section of the accompanying Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively. The change in this contract liability balance during the six-month period ended June 30, 2025 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the six-month period ended June 30, 2025 that was included in the contract liability balance at the beginning of the year was $29.4 million.

The following table depicts the timing of revenue recognition by segment:

	Three Months Ended June 30, 2025			Six months ended June 30, 2025
	Campus Operations	Transitional	Consolidated	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$5,598	$-	$5,598	$12,599	$-	$12,599
Services transferred over time	110,876	-	110,876	221,381	-	221,381
Total revenues	$116,474	$-	$116,474	$233,980	$-	$233,980

	Three Months Ended June 30, 2024			Six months ended June 30, 2024
	Campus Operations	Transitional	Consolidated	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$6,787	$219	$7,006	$12,199	$555	$12,754
Services transferred over time	94,446	1,462	95,908	190,356	3,171	193,527
Total revenues	$101,233	$1,681	$102,914	$202,555	$3,726	$206,281

Index
4.	LEASES

The Company enters into contracts to utilize office space, educational facilities, and various items of equipment under lease agreements and accounts for them in accordance with ASC 842, Leases (“ASC 842”). To determine whether a contract contains a lease, the Company assesses whether there is an identified asset and whether the Company has the right to control its use throughout the period of use. The Company classifies leases as either operating or finance leases at lease commencement date in accordance with ASC 842. As required under ASC 842, the Company recognizes a ROU asset and a corresponding lease liability on the balance sheet, measured at the present value of lease payments over the term of the lease. An operating lease ROU asset represents the Company’s right to use the underlying asset during the lease term and the corresponding lease liability represents its obligation to make lease payments. Operating lease ROU assets and liabilities are amortized over the lease term, with lease expense recognized on a straight-line basis within operating expenses in the Condensed Consolidated Statement of Operations. Finance lease arrangements result in separate recognition of interest expense on the lease liability using the effective interest method and amortization expense of the ROU asset on a straight-line basis over the lease term, in addition to principal payments.

As all of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. We estimate the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Our leases have remaining lease terms of 1 year to 20 years. Lease terms may include options to extend the lease term used in determining the lease obligation when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments are recognized on a straight-line basis over the lease term for operating leases.

On December 12, 2024, the Company entered into a lease for approximately 65,000 square feet of space to serve as the Company’s campus in Hicksville, New York. The lease term is scheduled to commence in August 2025 with an initial lease term of 15 years and 9 months. The lease contains a renewal option allowing for either a 10-year renewal or two five-year renewals.

Index
The following table presents components of lease cost and classification on the Condensed Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
in thousands	Consolidated Statement of Operations Classification	2025	2024	2025	2024
Operating Lease Cost	Selling, general and administrative	$4,982	$4,819	$9,971	$9,619
Finance lease cost
Amortization of leased assets	Depreciation and amortization	418	418	835	787
Interest on lease Liabilities	Interest expense	591	552	1,173	1,039
Variable lease cost	Selling, general and administrative	244	88	460	176
		$6,235	$5,877	$12,439	$11,621

The net change in ROU asset and operating lease liability is included in the net change in other assets in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024.

The net change in ROU asset and finance lease liability is split between principal payments, interest expense and amortization expense. Principal payments are classified in the financing section, interest expense is included in net income and amortization expense is broken out separately in the operating section of the Consolidated Statements of Cash Flows.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating Cash Flows - operating leases	$4,913	$4,515	$9,697	$9,010
Operating Cash Flows - finance leases	$591	$552	$1,173	$1,039
Financing Cash Flows - finance leases	$(925)	$107	$(2,033)	$64

Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets
Operating leases	$-	$6,681	$-	$22,395
Finance leases	$-	$-	$-	$12,570

There were no new finance leases or lease modifications during the six months ended June 30, 2025.

Weighted-average remaining lease term and discount rate for our leases are as follows:

	As of June 30,
	2025	2024
Weighted-average remaining lease term
Operating leases	12.64 years	12.11 years
Finance leases	16.04 years	16.83 years

Weighted-average discount rate
Operating leases	6.58%	6.74%
Finance leases	7.67%	7.71%

11

Index
Maturities of lease liabilities by fiscal year for our leases as of June 30, 2025, are as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2025 (excluding the six months ending June 30, 2025)	$8,910	$1,366
2026	19,332	2,817
2027	18,332	2,918
2028	19,140	3,023
2029	17,355	3,132
2030	14,555	3,244
Thereafter	118,024	40,174
Total lease payments	215,648	56,674
Less: imputed interest	(70,810)	(25,379)
Present value of lease liabilities	$144,838	$31,295

5.	GOODWILL AND LONG-LIVED ASSETS

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

During the three and six months ended June 30, 2025 and 2024, there were no impairments of goodwill or long-lived assets.

The carrying amount of goodwill on June 30, 2025 was as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of December 31, 2024	$117,176	$(106,434)	$10,742
Adjustments	-	-	-
Balance as of June 30, 2025	$117,176	$(106,434)	$10,742

Index

6.	PROPERTY, EQUIPMENT AND FACILITIES

As of June 30, 2025 and December 31, 2024, property, equipment and facilities consisted of the following:

	Useful life (years)	June 30, 2025	December 31, 2024
Land	-	$52	$52
Buildings and improvements	1-25	133,551	104,081
Equipment, furniture and fixtures	1-7	100,704	84,352
Vehicles	3	1,906	1,556
Construction in progress	-	58,397	54,763
		294,610	244,804
Less accumulated depreciation and amortization		(145,468)	(141,271)
		$149,142	$103,533

Property, equipment and facilities are recorded at cost, with depreciation expense included in our educational services and facilities and selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

The increase in property, equipment and facilities was driven by several factors, including a $35.8 million investment relating to the build-out of the new campuses (Nashville, Tennessee; Levittown, Pennsylvania; Houston, Texas and Hicksville, New York); $5.0 million in new and expanded programs at various campuses; and $12.2 million of facilities upgrades including security and branding, with the remainder focusing on training materials and equipment. Depreciation and amortization expense of property, equipment and facilities was $4.7 million and $3.3 million for the three months ended June 30, 2025 and 2024 and $8.5 million and $6.3 million for the six months ended June 30, 2025 and 2024, respectively.

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

Under the terms of the Fifth Third Credit Agreement, the Company will pay to the Bank an unused facility fee on the average daily unused balance of the Facility at a rate per annum equal to 0.50%, which fee is payable in arrears on dates when interest is due and payable. For the three and six months ended June 30, 2025 the Company paid approximately $0.1 million, compared to less than $0.1 million in the three and six months ended June 30, 2024, in unused facility fees, which were expensed as incurred. The Company will also pay to the Bank a letter of credit fee equal to the Applicable Margin for loans subject to the Tranche Rate multiplied by the maximum amount available to be drawn under such letter of credit. For the three and six months ended June 30, 2025 and 2024 those fees were not material.

The Fifth Third Credit Agreement contains customary representations, warranties and affirmative and negative covenants, as well as events of default customary for facilities of this type.

13

Index
On July 18, 2024, the Company entered into a first amendment (the “First Amendment”) to the Fifth Third Credit Agreement with Bank. Among other things, the First Amendment effects certain modifications to (i) clarify certain representations and affirmative covenants of the Company, (ii) clarify certain conditions to each advance, (iii) clarify and/or replace certain events of default and (iv) delete or revise certain definitions in order to harmonize them with the other modifications made. The First Amendment also contains customary releases, representations, warranties, and reaffirmations consistent with the original terms of the Fifth Third Credit Agreement. Except as set forth above, the First Amendment does not materially alter the Fifth Third Credit Agreement.

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

In connection with the Fifth Third Credit Agreement, total fees paid during 2024 were approximately $0.5 million, which included bank and legal costs, in addition to other customary expenses and reimbursements. These fees were capitalized in the prior year and are being amortized over the term of the Fifth Third Credit Agreement. During the six months ended June 30, 2025, the Company entered into a Second amendment to the Fifth Third Credit Agreement and incurred additional bank and legal fees of $0.1 million. The fees have were capitalized and are being amortized over the term of the Second amendment.

As of June 30, 2025, the Company had $13.0 million outstanding under the Facility.

8.	STOCKHOLDERS’ EQUITY

As of June 30, 2025, the Company had 100,000,000 shares of Common Stock authorized of which 31,625,285 shares were issued and outstanding. Holders of our Common Stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. The Company has not declared or paid any cash dividends on our Common Stock since the Company’s Board of Directors discontinued our quarterly cash dividend program in February 2015. The Company has no current intentions to resume the payment of cash dividends in the foreseeable future.

Long-Term Incentive Plan

The Company currently has one active stock incentive plan, the Lincoln Educational Services Corporation 2020 Long-Term Incentive Plan (the “LTIP”).

On March 26, 2020, the Board of Directors adopted the LTIP to provide an incentive to certain directors, officers and employees of the Company to align their interests in the Company’s success with those of its shareholders through the grant of equity-based awards. On June 16, 2020, the shareholders of the Company approved the LTIP. The LTIP is administered by the Compensation Committee of the Board of Directors, or such other qualified committee appointed by the Board of Directors, which, among other duties, has the full power and authority to take all actions and make all determinations required or provided for under the LTIP. Pursuant to the LTIP, the Company may grant options, share appreciation rights, restricted shares, restricted share units, incentive stock options and nonqualified stock options. Under the LTIP, employees may surrender shares to satisfy applicable income tax withholding on the vested Restricted Stock. The LTIP has a duration of 10 years. On February 23, 2023, the Board of Directors approved, subject to shareholder approval, an amendment of the LTIP to increase the aggregate number of shares available under the LTIP from 2,000,000 shares to 4,000,000 shares. The amendment was approved and adopted by the shareholders at the Annual Meeting of Shareholders held on May 5, 2023.

Time-Based and Performance-Based Restricted Stock Awards

We provide stock-based compensation to employees, officers and directors in the form of awards of restricted stock awards (“Restricted Stock Awards”) under our LTIP, which are conditioned upon either continued service (“Time-based Restricted Stock Awards”) or both continued service and achievement of performance goals (“Performance-based Restricted Stock Awards” or “Performance-Based Restricted Stock Shares”). Performance-based restricted stock shares granted prior to 2025 are eligible to vest only upon achievement of at least 100% of the performance target, with no shares vesting unless the target is met. In 2025, the Company granted Performance-based Restricted Stock Shares to employees, officers, and directors that vest based on the percentage of Adjusted EBITDA achieved for the immediately preceding year. Under such grants, no shares vest in the event that less than 80% of the target is achieved; vesting begins at 25% for 80% achievement and increase on a linear scale up to 200% vesting for achievement of 120% or more of the target. In 2025, the Company also granted Performance-Based Restricted Stock Shares to certain executives that vest based on the achievement of a specified percentage of target Adjusted EBITDA for fiscal year 2027. Under such grants, no shares vest in the event that less than 90% of the target is achieved; vesting begins at 25% for 90% achievement and increases on a linear scale up to 100% vesting for achievement of 100% or more of the target.

Index
The Compensation Committee believes that a combination of time-based and Performance-based Restricted Stock Awards, of which performance-based awards comprise 50% of the total, is well designed to align the interests of directors, officers and employees with those of shareholders by tying compensation to the achievement of the Company’s long-term performance goals.

The Company accounts for Restricted Stock Awards in accordance with ASC 718 - Compensation-Stock Compensation, recognizing compensation expense based on the grant-date fair value of our Common Stock. Expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, and for performance-based awards, only to the extent that it is probable the performance conditions will be achieved.

The expense related to Restricted Stock Awards for the three and six months ended June 30, 2025 was $1.3 million and $2.5 million, respectively, compared to $1.0 million and $2.1 million for the three and six months ended June 30, 2024, respectively.  The unrecognized Restricted stock expense as of June 30, 2025 and December 31, 2024 was $1.8 million and $4.3 million, respectively. As of June 30, 2025, the outstanding shares of Restricted Shares under the LTIP had an aggregate intrinsic value of $18.4 million compared to $11.8 million in the prior year.

For the three and six months ended June 30, 2025, the Company completed a net share settlement of zero shares and 197,973 shares, respectively, compared to zero shares and 315,611 restricted shares for the three and six months ended June 30, 2024, respectively. The net share settlement was performed on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP. The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2025 and/or 2024, creating taxable income for the employees. At the employees’ request, the Company paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company. These transactions resulted in a decrease of zero and $3.6 million for the three and six months ended June 30, 2025, respectively, compared to zero and $3.2 million for the three and six months ended June 30, 2024, respectively. These transactions resulted in a decrease to equity on the Condensed Consolidated Balance Sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to all of our Restricted Stock Awards:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested Restricted Stock outstanding at December 31, 2024	934,388	$8.02
Granted	360,618	18.05
Canceled	-	-
Vested	(498,005)	7.88

Nonvested Restricted Stock outstanding at June 30, 2025	797,001	$12.65

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

The Board of Directors extended the share repurchase program for an additional 12 months and authorized the repurchase of an additional $10.0 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases in February 2023 and thereafter in May 2024 and most recently on  May 8, 2025, when the Company announced that its Board of Directors had authorized an extension of the share repurchase program for an additional 12 months through May 24, 2026.

During the six months ended June 30, 2025 and 2024, the Company did not repurchase any shares under the share repurchase program. As of June 30, 2025, the Company had approximately $29.7 million remaining for additional repurchases under the program. Since inception of the program, the Company has made repurchases of approximately 1.7 million shares of the Company’s Common Stock at an average share price of $5.95 for an aggregate expenditure of approximately $10.3 million.

Index
9.	COMMITMENTS AND CONTINGENCIES

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

Student Financing Plans

As of June 30, 2025, the Company had outstanding net financing commitments to its students to assist them in financing their education of approximately $52.0 million, net of interest.

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

Transitional – The Transitional segment refers to campuses that are marked for closure and are currently being taught out, in addition to campuses that are held-for-sale or sold. The net assets of the Summerlin, Las Vegas campus were classified as held for sale as of December 31, 2024 and written down by $1.1 million in the fourth quarter of 2024.  On January 1, 2025, the Company completed the sale of the Summerlin campus, and no gain or loss was recognized on the sale. Operating results for the Summerlin campus were classified within the Transitional segment.

The individual operating segments have been aggregated into the two main reportable segments based on the method by which our Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources and as a result of the Company’s judgment that the reporting units have similar products, production processes, types of customers, methods of distribution, regulatory environment, and economic characteristics. The Company’s CODM is comprised of a team of executives deemed the “Executive Committee,” which is made up of the following individuals:

1. Scott Shaw – Chief Executive Officer and Director
2. Brian Meyers – Executive Vice President, Chief Financial Officer, and Treasurer
The CODM assesses segment financial performance by reviewing segment revenue and segment operating income, which includes certain Corporate overhead allocations relating directly to the segments disclosed. Some of the allocated costs include the centralization of the Company’s financial aid process, national sales and receivables, and default costs. The CODM will make decisions to allocate resources based on the review of monthly, quarterly, and annual financial information categorized by segment. The financial information is presented to the CODM using actual-to-actual results and budget-to-actual results.

We evaluate performance based on operating results. Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
Summary financial information by reporting segment is as follows:

	Three Months Ended June 30,
	Consolidated		Campus Operations		Transitional		Corporate
	2025	2024	2025	2024	2025	2024	2025	2024
REVENUE	$116,474	$102,914	$116,474	$101,233	$-	$1,681	$-	$-
COSTS AND EXPENSES:
Instructional	23,544	22,911	23,544	22,301	-	610	-	-
Books and tools	6,769	7,650	6,769	7,464	-	186	-	-
Facilities	11,933	11,852	11,933	11,617	-	235	-	-
Depreciation and amortization	4,545	3,148	4,545	3,130	-	18	-	-
Educational services and facilities	46,791	45,561	46,791	44,512	-	1,049	-	-

Sales and marketing	18,872	18,070	18,872	17,639	-	431	-	-
Student services	6,363	5,425	6,363	5,205	-	220	-	-
Bad debt	13,177	13,323	13,177	13,098	-	225	-	-
Administrative	28,484	20,872	12,218	10,037	-	265	16,266	10,570
Depreciation and amortization	165	175	-	-	-	-	165	175
Selling, general and administrative	67,061	57,865	50,630	45,979	-	1,141	16,431	10,745
(Gain) loss on sale of assets	(256)	604	(256)	601	-	-	-	3
Total costs and expenses	113,596	104,030	97,165	91,092	-	2,190	16,431	10,748
OPERATING INCOME (LOSS)	$2,878	$(1,116)	$19,309	$10,141	$-	$(509)	$(16,431)	$(10,748)

	Six Months Ended June 30,
	Consolidated		Campus Operations		Transitional		Corporate
	2025	2024	2025	2024	2025	2024	2025	2024
REVENUE	$233,980	$206,281	$233,980	$202,555	$-	3,726	$-	$-
COSTS AND EXPENSES:
Instructional	46,559	45,422	46,559	44,195	-	1,227	-	-
Books and tools	14,477	14,000	14,477	13,517	-	483	-	-
Facilities	25,018	23,241	25,018	22,774	-	467	-	-
Depreciation and amortization	8,145	5,921	8,145	5,883	-	38	-	-
Educational services and facilities	94,199	88,584	94,199	86,369	-	2,215	-	-

Sales and marketing	38,573	37,829	38,573	37,020	-	809	-	-
Student services	12,601	10,937	12,601	10,483	-	454	-	-
Bad debt	25,012	25,537	24,975	25,053	-	484	37	-
Administrative	57,452	43,690	23,160	20,278	-	560	34,292	22,852
Depreciation and amortization	327	366	-	-	-	-	327	366
Selling, general and administrative	133,965	118,359	99,309	92,834	-	2,307	34,656	23,218
(Gain) loss on sale of assets	(476)	913	(510)	601	-	-	34	312
Total costs and expenses	227,688	207,856	192,998	179,804	-	4,522	34,690	23,530
OPERATING INCOME (LOSS)	$6,292	$(1,575)	$40,982	$22,751	$-	$(796)	$(34,690)	$(23,530)

11.	FAIR VALUE

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

16

Index
Level 3:    Defined as unobservable inputs that are not corroborated by market data.

The Company measures the fair value of money market funds and treasury bills using Level 1 inputs.  Pricing sources may include industry standard data providers, security master files from large financial institutions and other third-party sources used to determine a daily market value.

The following table presents the fair value of the financial instruments measured on a recurring basis as of June 30, 2025 and December 31, 2024, respectively.

	June 30, 2025
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$50	$50	$-	$-	$50
Total cash equivalents	$50	$50	$-	$-	$50

	December 31, 2024
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$44,425	$44,425	$-	$-	$44,425
Total cash equivalents	$44,425	$44,425	$-	$-	$44,425

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

Student Receivables

The Company has student receivables that are due greater than 12 months from the date of our Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, the amount of non-current student receivables under payment plans that is longer than 12 months in duration, net of allowance for credit losses, was $21.1 million and $19.6 million, respectively.

The following table presents the amortized cost basis of student receivables as of June 30, 2025, by year of origination.

	June 30, 2025
	Student		Six Months Ended
Year	Receivables (1)		Write-Off’s (2)
2025	$70,936	2025	$-
2024	32,433	2024	19,876
2023	10,895	2023	1,727
2022	5,303	2022	535
2021	2,985	2021	305
Prior	1,992	Prior	287
Total	$124,544	Total	$22,730

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

Index
Allowance for Credit Losses

We define student receivables as a portfolio segment under ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). Changes in our current and non-current allowance for credit losses related to our student receivable portfolio were calculated in accordance with ASC 326 for the six months ended June 30, 2025 and 2024, respectively.
	Six Months Ended June 30,
	2025	2024
Balance, beginning of period	$65,572	$53,811
Provision for credit losses	25,012	25,537
Write-off’s	(22,730)	(21,117)
Balance, at end of period	$67,854	$58,231

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

The Company’s business is organized into two reportable business segments: Campus Operations; and Transitional. The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance. The Transitional segment refers to campuses that have been marked for closure and are being taught out. As of June 30, 2025 no campuses were classified in the Transitional segment. In the prior year, the Company’s Summerlin, Las Vegas campus was classified in the Transitional segment and its sale was consummated on January 1, 2025.

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

General

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our”, and “us”, as applicable) provide diversified career-oriented postsecondary education to recent high school graduates and working adults. The Company, which currently operates 21 campuses in 12 states, has entered into leases for two new campuses: one in Houston, Texas, with programs expected to begin in the second half of 2025, and one in Hicksville, New York, with programs expected to begin by the end of 2026. The Company entered into the Houston lease and Hicksville lease on October 31, 2023 and December 12, 2024, respectively. The Company offers programs in skilled trades, automotive, health sciences and information technology. The schools operate under the brands Lincoln Technical Institute, Lincoln College of Technology and Nashville Auto Diesel College.

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
•
Expand Teaching Platform. We are transitioning to a hybrid teaching platform, Lincoln 10.0, the implementation of which has been substantially completed and is expected to be finalized by the end of the year for all planned programs, to offer greater flexibility, efficiency, and value to students.

Planned campus openings

Campus Location	Type	Status	Opening Date
East Point, GA	New Campus	Opened	March 2024
Nashville, TN	Campus Relocation	Opened	March 2025
Levittown, PA	Campus Relocation	Opened	August 2025
Houston, TX	New Campus	In Progress	Second half of 2025
Hicksville, NY	New Campus	In Progress	By the end of 2026

Results of Operations for the Three and Six Months Ended June 30, 2025

The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Educational services and facilities	40.2%	44.3%	40.3%	42.9%
Selling, general and administrative	57.6%	56.2%	57.3%	57.4%
(Gain) loss on sale of assets	-0.2%	0.6%	-0.2%	0.4%
Total costs and expenses	97.5%	101.1%	97.3%	100.8%
Operating income (Loss)	2.5%	-1.1%	2.7%	-0.8%
Interest income (expense), net	-0.7%	0.0%	2.7%	0.0%
Income (Loss) from operations before income taxes	1.8%	1.1%	5.4%	-0.7%
Provision for income taxes	0.4%	-0.4%	0.6%	-0.3%
Net income (Loss)	1.3%	-0.7%	4.8%	-0.4%

Index
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Consolidated Results of Operations

Revenue.  Revenue increased $13.6 million, or 13.2% to $116.5 million for the three months ended June 30, 2025 from $102.9 million in the prior year comparable period. Revenue growth was primarily due to a 16.0% increase in average student population, reflecting 21.4% start growth during the first half in 2025 from our campus operations.

	Three months ended June 30,
Consolidated	2025	7/1 starts*	2025*	2024	% Change	% Change*
Revenue (millions)	$116.5			$102.9	13.2%

Total new student starts	3,157	2,764	5,921	4,953	-36.3%	19.5%
Average student population	15,554	460	16,014	13,811	12.6%	16.0%
End of period student population	14,356	2,764	17,120	14,481	-0.9%	18.2%

* Includes 2,764 student starts on July 1, 2025, to align with comparable student start activity in the prior year which occurred in the last week of June 2024

	Three Months Ended June 30,
	Consolidated		Campus Operations		Transitional		Corporate
	2025	2024	2025	2024	2025	2024	2025	2024
REVENUE	$116,474	$102,914	$116,474	$101,233	$-	$1,681	$-	$-
COSTS AND EXPENSES:
Instructional	23,544	22,911	23,544	22,301	-	610	-	-
Books and tools	6,769	7,650	6,769	7,464	-	186	-	-
Facilities	11,933	11,852	11,933	11,617	-	235	-	-
Depreciation and amortization	4,545	3,148	4,545	3,130	-	18	-	-
Educational services and facilities	46,791	45,561	46,791	44,512	-	1,049	-	-

Sales and marketing	18,872	18,070	18,872	17,639	-	431	-	-
Student services	6,363	5,425	6,363	5,205	-	220	-	-
Bad debt	13,177	13,323	13,177	13,098	-	225	-	-
Administrative	28,484	20,872	12,218	10,037	-	265	16,266	10,570
Depreciation and amortization	165	175	-	-	-	-	165	175
Selling, general and administrative	67,061	57,865	50,630	45,979	-	1,141	16,431	10,745
(Gain) loss on sale of assets	(256)	604	(256)	601	-	-	-	3
Total costs and expenses	113,596	104,030	97,165	91,092	-	2,190	16,431	10,748
OPERATING INCOME (LOSS)	$2,878	$(1,116)	$19,309	$10,141	$-	$(509)	$(16,431)	$(10,748)

Educational services and facilities expense.  Educational services and facilities expense increased by $1.2 million, or 2.7%, to $46.8 million for the three months ended June 30, 2025, compared to $45.6 million for the same period in 2024. This increase includes a $1.0 million reduction related to the Transitional segment, which incurred expenses in the prior year but not in the current period. On a comparable basis, educational services and facilities expense increased by $2.3 million.

The primary driver of the increase was $1.4 million or 44.3% in depreciation expense, largely resulting from capital investments to support our growth initiatives, including two new campus expansions, new program development, and the relocation of two campuses to modern facilities. The remaining increase was attributable to higher costs associated with supporting a larger student population, including market-based adjustments to instructional compensation to remain competitive and retain talent.

As a percentage of revenue, instructional expenses decreased to 20.2% for the three months ended June 30, 2025, from 22.3% in the prior-year period, reflecting improved operating efficiency. Similarly, educational services and facilities expense as a percentage of revenue declined to 40.2% from 44.3% in the prior year. These improvements demonstrate continued margin expansion as we scale operations.

Index
Selling, general and administrative expense.  Selling, general and administrative expense increased $9.2 million, or 15.9% to $67.1 million for the three months ended June 30, 2025, compared to $57.9 million for the same period in 2024. This includes a $1.1 million reduction related to the Transitional segment, which had expenses in the prior year but none in the current period.

Administrative expenses rose $7.6 million, or 36.5%, primarily due to higher medical claims and increased costs associated with our expanding student population and improved financial performance.

Student services expense increased $0.9 million or 17.3%, driven by continued investments in staffing and support infrastructure to serve a growing student base.

Marketing expense increased modestly by $0.3 million, or 2.8%. Despite the increase in absolute dollars, marketing expense declined as a percentage of revenue, reflecting improved efficiency. Notably, cost per start declined 14.0% compared to the prior-year period, underscoring a higher return on marketing investment.

Selling, general and administrative expenses, as a percentage of revenue was 57.6% for the three months ended June 30, 2025, compared to 56.2% for the same period in 2024.

(Gain) Loss on Sale of Assets.  Gain on sale was $0.3 million for the three months ended June 30, 2025, compared to a loss of $0.6 million in the prior year.

Net interest income/(expense). Net interest expense was $0.8 million for the three months ended June 30, 2025, compared to an immaterial amount in the same period in 2024. The increase was primarily driven by a reduction in interest income resulting from lower average cash balances during the period, as funds were used for capital expenditures.

Income taxes. Income tax provision was $0.5 million for the three months ended June 30, 2025, representing an effective tax rate of 25.1% of pre-tax income. This compares to an income tax benefit of $0.5 million in the prior-year period, which reflected a 40.4% effective tax rate on a pre-tax net loss. The change in effective tax rate was primarily driven by the shift from a pre-tax loss to pre-tax income, as well as the impact of discrete tax items recognized in each period.

Segment Results of Operations

The Company’s business is organized into two reportable business segments: Campus Operations and Transitional. These segments are defined below:

Campus Operations – The Campus Operations segment includes all campuses that are continuing in operation and contribute to the Company’s core operations and performance.

Transitional – The Transitional segment refers to campuses that have been marked for closure and are being taught out. As of June 30, 2025, no campuses were classified in the Transitional segment. During the prior year, the Company’s Summerlin, Las Vegas campus was classified in the Transitional segment. The sale of the Summerlin campus was consummated on January 1, 2025.

We evaluate performance based on operating results. Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
The following table presents selected operating metrics for our two reportable segments for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2025*	2024	% Change	% Change*
Revenue:
Campus Operations	$116,474		$101,233	15.1%
Transitional	-		1,681	-100.0%
Total	$116,474		$102,914	13.2%

Operating Income (loss):
Campus Operations	$19,310		$10,141	90.4%
Transitional	-		(509)	100.0%
Corporate	(16,432)		(10,748)	-52.9%
Total	$2,878		$(1,116)	357.8%

Starts:
Campus Operations	3,157	5,921	4,863	-35.1%	21.8%
Transitional	-	-	90	-100.0%	-100.0%
Total	3,157	5,921	4,953	-36.3%	19.5%

Average Population:
Campus Operations	15,554	16,014	13,491	15.3%	18.7%
Transitional	-	-	320	-100.0%	-100.0%
Total	15,554	16,014	13,811	12.6%	16.0%

End of Period Population:
Campus Operations	14,356	17,120	14,198	1.1%	20.6%
Transitional	-	-	283	-100.0%	-100.0%
Total	14,356	17,120	14,481	-0.9%	18.2%

*	Includes 2,764 student starts on July 1, 2025, to align with comparable student start activity in the prior year which occurred in the last week of June 2024

Campus Operations
Operating income increased $9.2 million, or 90.4% to $19.3 million for the three months ended June 30, 2025 from $10.1 million in the prior year comparable period. The change compared to the prior year comparable period was mainly driven by the following factors:

•
Revenue increased $15.2 million, or 15.1% to $116.5 million for the three months ended June 30, 2025 from $101.2 million in the prior year comparable period. Revenue growth was primarily due to a 18.7% increase in average student population.

•
Educational services and facilities expense increased $2.3 million, or 5.1% to $46.8 million for the three months ended June 30, 2025 from $44.5 million in the prior year comparable period. The primary driver of the increase was $1.4 million in depreciation expense, largely resulting from capital investments to support our growth initiatives, including campus expansions, new program development, and the relocation of certain campuses to updated, modern facilities. The remaining increase was attributable to higher costs associated with supporting a larger student population.

•
Total educational services and facilities expense and instructional expense declined as a percentage of revenue by 3.8% and 1.8%, respectively for the three months ended June 30, 2025, compared to the prior year comparable period, reflecting continued margin expansion.

•
Selling, general, and administrative expenses increased $4.6 million, or 10.1%, to $50.6 million for the quarter ended June 30, 2025, compared to $46.0 million in the prior year. This increase was primarily driven by higher administrative expenses associated with supporting a larger student population, as well as increased medical claims. Additionally, student services costs rose in line with the growing student base. While sales and marketing expenses increased in absolute terms, marketing efficiency improved, as demonstrated by a 14.0% decrease in cost per start.

Index
Transitional
In the fourth quarter of 2024, the Board of Directors approved a plan to close the Summerlin, Las Vegas campus. The sale of the Summerlin campus was consummated on January 1, 2025. During the prior year, the Summerlin campus was classified in the Transitional segment.

•	Revenue decreased $1.7 million, or 100.0% to zero for the three months ended June 30, 2025, from $1.7 million in the prior year comparable period.
•	Total operating expenses decreased $2.2 million, or 100.0% to zero for the three months ended June 30, 2025, from $2.2 million in the prior year comparable period.

The change in operating performance was the result of closing the Summerlin campus and no longer enrolling new students at the campus.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company. Corporate and other expenses were $16.4 million for the three months ended June 30, 2025, compared to $10.7 million in the prior year. The increase was primarily driven by higher salaries and benefits due to workforce expansion to support a larger student population and to execute our growth initiatives.  Additionally, medical claims increased, and performance-based incentive compensation increased in line with improved financial performance.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Consolidated Results of Operations

Revenue.  Revenue increased $27.7 million, or 13.4% to $234.0 million for the six months ended June 30, 2025 from $206.3 million in the prior year comparable period. Revenue growth was primarily due to a 14.5% increase in average student population.

	Six months ended June 30,
Consolidated	2025	7/1 starts	2025*	2024	% Change	% Change*
Revenue (millions)	$234.0			$206.3	13.4%

Total new student starts	7,767	2,764	10,531	8,920	-12.9%	18.1%
Average student population	15,511	231	15,742	13,745	12.8%	14.5%
End of period student population	14,356	2,764	17,120	14,481	-0.9%	18.2%

*	Includes 2,764 student starts on July 1, 2025, to align with comparable student start activity in the prior year which occurred in the last week of June 2024

	Six Months Ended June 30,
	Consolidated		Campus Operations		Transitional		Corporate
	2025	2024	2025	2024	2025	2024	2025	2024
REVENUE	$233,980	$206,281	$233,980	$202,555	$-	$3,726	$-	$-
COSTS AND EXPENSES:
Instructional	46,559	45,422	46,559	44,195	-	1,227	-	-
Books and tools	14,477	14,000	14,477	13,517	-	483	-	-
Facilities	25,018	23,241	25,018	22,774	-	467	-	-
Depreciation and amortization	8,145	5,921	8,145	5,883	-	38	-	-
Educational services and facilities	94,199	88,584	94,199	86,369	-	2,215	-	-

Sales and marketing	38,573	37,829	38,573	37,020	-	809	-	-
Student services	12,601	10,937	12,601	10,483	-	454	-	-
Bad debt	25,012	25,537	24,975	25,053	-	484	37	-
Administrative	57,452	43,690	23,160	20,278	-	560	34,292	22,852
Depreciation and amortization	327	366	-	-	-	-	327	366
Selling, general and administrative	133,965	118,359	99,309	92,834	-	2,307	34,656	23,218
(Gain) loss on sale of assets	(476)	913	(510)	601	-	-	34	312
Total costs and expenses	227,688	207,856	192,998	179,804	-	4,522	34,690	23,530
OPERATING INCOME (LOSS)	$6,292	$(1,575)	$40,982	$22,751	$-	$(796)	$(34,690)	$(23,530)

Index
Educational services and facilities expense.  Educational services and facilities expense increased by $5.6 million, or 6.3%, to $94.2 million for the six months ended June 30, 2025, compared to $88.6 million for the same period in 2024. This increase includes a $2.2 million reduction related to the Transitional segment, which incurred expenses in the prior year but not in the current period. On a comparable basis, educational services and facilities expense increased by $7.8 million.

The primary driver of the increase was $2.2 million or 37.6% in depreciation expense, largely resulting from capital investments to support our growth initiatives, including two new campus expansions, new program development, and the relocation of two campuses to modern facilities. The remaining increase was attributable to higher costs associated with supporting a larger student population, including market-based adjustments to instructional compensation to remain competitive and retain talent.

As a percentage of revenue, instructional expenses decreased to 19.9% for the six months ended June 30, 2025, from 22.0% in the prior-year period, reflecting improved operating efficiency. Similarly, educational services and facilities expense as a percentage of revenue declined to 40.3% from 42.9% in the prior year. These improvements demonstrate continued margin expansion as we scale operations.

Selling, general and administrative expense. Selling, general and administrative expense increased $15.6 million, or 13.2%, to $134.0 million for the six months ended June 30, 2025, compared to $118.4 million for the same period in 2024. This includes a $2.3 million reduction related to the Transitional segment, which had expenses in the prior year but none in the current period.

Administrative expenses rose $13.8 million, or 31.5%, primarily due to higher medical claims and increased costs associated with our expanding student population and improved financial performance.

Student services expense increased $1.7 million, or 15.2%, driven by continued investments in staffing and support infrastructure to serve a growing student base.

Marketing expense slightly decreased by $0.5 million or 2.3% year over year, demonstrating improved efficiencies. Notably, cost per start declined 17.3% compared to the prior-year period, underscoring a higher return on marketing investment.

Selling, general and administrative expenses, as a percentage of revenue, was 57.3%, consistent with the prior year.

(Gain) Loss on Sale of Assets.  Gain on sale was $0.5 million for the six months ended June 30, 2025, compared to a loss of $0.9 million in the prior year.

Net interest income/(expense). Net interest expense was $1.4 million for the six months ended June 30, 2025 compared to net interest income of $0.1 million for the six months ended June 30, 2024, primarily driven by a reduction in interest income resulting from lower average cash balances during the period, as funds were used for capital expenditures.

Income taxes. Income tax provision was $1.4 million for the six months ended June 30, 2025, representing an effective tax rate of 28.6% of pre-tax income. This compares to an income tax benefit of $0.6 million in the prior-year period, which reflected a 39% effective tax rate on a pre-tax net loss.

Segment Results of Operations

We evaluate performance based on operating results. Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
The following table presents selected operating metrics for our two reportable segments for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2025*	2024	% Change	% Change*
Revenue:
Campus Operations	$233,980		$202,555	15.5%
Transitional	-		3,726	-100.0%
Total	$233,980		$206,281	13.4%

Operating Income (loss):
Campus Operations	$40,982		$22,750	80.1%
Transitional	-		(796)	100.0%
Corporate	(34,690)		(23,529)	-47.4%
Total	$6,292		$(1,575)	499.5%

Starts:
Campus Operations	7,767	10,531	8,675	-10.5%	21.4%
Transitional	-	-	245	-100.0%	-100.0%
Total	7,767	10,531	8,920	-12.9%	18.1%

Average Population:
Campus Operations	15,511	15,742	13,402	15.7%	17.4%
Transitional	-	-	343	-100.0%	-100.0%
Total	15,511	15,742	13,745	12.8%	14.5%

End of Period Population:
Campus Operations	14,356	17,120	14,198	1.1%	20.6%
Transitional	-	-	283	-100.0%	-100.0%
Total	14,356	17,120	14,481	-0.9%	18.2%

*	Includes 2,764 student starts on July 1, 2025, to align with comparable student start activity in the prior year which occurred in the last week of June 2024

Campus Operations
Operating income increased $18.2 million, or 80.1% to $41.0 million for the six months ended June 30, 2025 from $22.8 million in the prior year comparable period. The change compared to the prior year was mainly driven by the following factors:

•
Revenue increased $31.4 million, or 15.5% to $234.0 million for the six months ended June 30, 2025 from $202.6 million in the prior year comparable period. Revenue growth was primarily due to a 17.4% increase in average student population.

•
Educational services and facilities expense increased $7.8 million, or 9.1% to $94.2 million for the six months ended June 30, 2025 from $86.4 million in the prior year comparable period. The primary driver of the increase was attributable to higher costs associated with supporting a larger student population as well as $2.3 million or 38.4% higher depreciation expense, largely resulting from capital investments to support our growth initiatives, including campus expansions, new program development, and the relocation of certain campuses to updated, modern facilities.

•
Selling, general and administrative expenses increased $6.5 million, or 7.0% to $99.3 million for the six months ended June 30, 2025, compared to $92.8 million in the prior year. The increase was primarily driven by higher administrative expenses associated with supporting a larger student population, as well as increased medical claims. Additionally, student services costs rose in line with the growing student base. While sales and marketing expenses increased in absolute terms, marketing efficiency improved, as demonstrated by a 17.3% decrease in cost per start.

Transitional
In the fourth quarter of 2024, the Board of Directors approved a plan to close the Summerlin, Las Vegas campus. The sale of the Summerlin campus was consummated on January 1, 2025. During the prior year, the Summerlin campus was classified in the Transitional segment.

•	Revenue decreased $3.7 million, or 100.0% to zero for the six months ended June 30, 2025, from $3.7 million in the prior year comparable period.

Index
•	Total operating expenses decreased $4.5 million, or 100.0% to zero for the six months ended June 30, 2025, from $4.5 million in the prior year comparable period.

The change in operating performance was the result of closing the campus and no longer enrolling new students.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company. Corporate and other expenses were $34.7 million for the six months ended June 30, 2025 compared to $23.5 million in the prior year. The increase was primarily driven by higher salaries and benefits due to workforce expansion to support a larger student population and to execute our growth initiatives.  Additionally, medical claims increased and performance-based incentive compensation increased in line with improved financial performance.

LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal source of liquidity has been cash provided by operating activities. The following chart summarizes the principal elements of our cash flow for each of the three months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024
Net cash used in operating activities	$(8,079)	$(6,599)
Net cash used in investing activities	$(45,772)	$(3,007)
Net cash provided by (used in) financing activities	$11,279	$(3,676)

As of June 30, 2025, the Company had $16.7 million in cash and cash equivalents, compared to $67.0 million in cash and cash equivalents as of June 30, 2024. The change in cash position from the prior year was primarily driven by increased capital expenditures due to campus expansion and continued use of cash in operating activities, partially offset by net proceeds from financing activities.

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

Net cash used in operating activities was $8.1 million for the six months ended June 30, 2025 compared to net cash used in operating activities of $6.6 million in the prior year comparable period. The decrease in cash position was primarily driven by changes in working capital, partially offset by higher net income.

Index
Investing Activities

Net cash used in investing activities was $45.8 million for the six months ended June 30, 2025 compared to $3.0 million net cash provided by investing activities in the prior year comparable period primarily driven by higher capital expenditures associated with growth initiatives.

Capital expenditures for the six months ending June 30, 2025 were $46.3 million compared to $12.7 million in prior period. The increase in planned capital expenditures include the buildouts to relocate the Nashville, Tennessee, Levittown, Pennsylvania campuses and buildout for the new campuses in Houston, Texas and Hicksville, New York. In addition, we continue to invest to expand programs at existing campuses which demonstrate high market demand and successful student outcomes.  We expect to fund future capital expenditures with cash generated from operating activities and cash on hand.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $11.3 million, compared to $3.7 million of cash used in financing activity in the six months ended June 30, 2024. The increase in cash position was primarily due to net borrowings in the current period.

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

Under the terms of the Fifth Third Credit Agreement, the Company will pay to the Bank an unused facility fee on the average daily unused balance of the Facility at a rate per annum equal to 0.50%, which fee is payable in arrears on dates when interest is due and payable. For the three and six months ended June 30, 2025 the Company paid approximately $0.1 million, compared to less than $0.1 million in the three and six months ended June 30, 2024, in unused facility fees, which were expensed as incurred. The Company will also pay to the Bank a letter of credit fee equal to the Applicable Margin for loans subject to the Tranche Rate multiplied by the maximum amount available to be drawn under such letter of credit. For the three and six months ended June 30, 2025 and 2024 those fees were not material.

The Fifth Third Credit Agreement contains customary representations, warranties and affirmative and negative covenants, as well as events of default customary for facilities of this type.

On July 18, 2024, the Company entered into a first amendment (the “First Amendment”) to the Fifth Third Credit Agreement with Bank.  Among other things, the First Amendment effects certain modifications to (i) clarify certain representations and affirmative covenants of the Company, (ii) clarify certain conditions to each advance, (iii) clarify and/or replace certain events of default, and (iv) delete or revise certain definitions in order to harmonize them with the other modifications made.  The First Amendment also contains customary releases, representations and warranties and reaffirmations consistent with the original terms of the Fifth Third Credit Agreement. Except as set forth above, the First Amendment does not materially alter the Fifth Third Credit Agreement.

Index
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

In connection with the Fifth Third Credit Agreement, total fees paid during 2024 were approximately $0.5 million, which included bank and legal costs, in addition to other customary expenses and reimbursements.  These fees have been capitalized in the prior year and are being amortized over the term of the Fifth Third Credit Agreement.  During the six months ended June 30, 2025, the Company has entered into a Second Amendment to the Fifth Third Credit Agreement and has incurred additional bank and legal fees of $0.1 million. The fees have been capitalized and are being amortized over the term of the Second Amendment.

As of June 30, 2025, the Company had $13.0 million outstanding under the Facility.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.  As of June 30, 2025, we had $13.0 million in debt outstanding under the Facility.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2045 at basic annual rental rates (excluding taxes, insurance, and other expenses under certain leases).

As of June 30, 2025, we had outstanding loan principal commitments to our active students of $52.0 million.  These are institutional loans and no cash is advanced to students.  The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are required to fund their education using these funds and they are not reported on our financial statements.

Regulatory Updates

Negotiated Rulemaking

On April 4, 2025, the DOE published a notice in the Federal Register announcing its intention to commence negotiated rulemaking and to establish one or more negotiated rulemaking committees to prepare proposed regulations related to the Title IV Programs.  The DOE conducted negotiated rulemaking sessions from June 30 to July 2, 2025 to discuss potential proposed regulations on issues related to public service student loan forgiveness and loan repayment plan programs, but did not reach consensus on the final content of the proposed regulations.  The DOE is expected to proceed with preparing and publishing proposed regulations for public notice and comment before publishing final regulations.

On July 24, 2025, the DOE announced in the Federal Register its intent to establish two negotiated rulemaking committees.  One committee will consider changes to the federal student loan programs and the other committee will consider changes to institutional and programmatic accountability, the Pell Grant Program, and other changes to the Title IV, HEA programs. This rulemaking is necessary to implement recent statutory changes to the Title IV, HEA programs included in the OBBB Act, as well as to implement other Trump Administration priorities.

We cannot predict the timing, scope, and final content of any regulations or guidance the DOE might issue as a result of either of the ongoing negotiated rulemaking processes or during any other process the DOE might complete in the future.  Although some or all of future DOE regulations could be favorable to us and our schools, new DOE regulations could increase the possibility that our schools could be subject to additional reporting requirements, to potential liabilities and sanctions such as letter of credit requirements, and to potential loss of Title IV eligibility if our efforts to modify our operations to comply with any new requirements are unsuccessful which could have a significant impact on our business and results of operations.

Congressional and Presidential Action

Political and budgetary concerns significantly affect Title IV Programs. Congress periodically revises the HEA  (“Higher Education Act”) and other laws governing Title IV Programs. See 10-K Part I, Item 1 at “Regulatory Environment – Congressional and Presidential Action.”  Congress passed a law signed by the President on July 4, 2025, entitled the “One Big Beautiful Bill Act,” (“the OBBB Act”). The OBBB Act has a general effective date of July 1, 2026 (with exceptions) and enacts several changes to the HEA that will impact us and our schools including, but not limited to:

•	Loan Limits: The OBBB Act establishes new limits on the amount of Title IV loans that students and parents can borrow in some circumstances.
o
Undergraduate Loans: The OBBB Act places a $20,000 annual limit and a $65,000 aggregate limit on PLUS loans that parents may borrow for undergraduate programs but generally does not change the existing annual and aggregate limits on loans that students may borrow for undergraduate programs.  The reduction in availability of funding could impact the ability of some of our prospective students to enroll and finance their education without access to loans in excess of the new loan limits.  We are currently in the process of evaluating the impact of the new law, but we believe the impact may be limited.

Index
o
Lifetime Loans: The OBBB Act also establishes a lifetime loan limit of $257,500 for all borrowers (but excluding Federal Direct PLUS loans) and also imposes a requirement to prorate loans to students attending on a less than full-time basis.  We are evaluating these limitations to determine the extent to which they could have an impact on our enrollment and revenues.

o
Grandfathering Provisions: The OBBB Act contains grandfathering provisions that indicate that the new limits do not apply to currently enrolled borrowers for Direct Loans, and Grad and Parent PLUS loans as of June 30, 2026. These student borrowers can continue to borrow under current limits up to the current program of study’s “expected time to completion” which is the lesser of 3 years or the difference between the length of the program the student is currently enrolled in and the period of program the student has completed as of July 1, 2026.

•
Accountability Metrics: The OBBB Act imposes new accountability metrics on undergraduate degree and graduate programs that must be met in order for the program to avoid losing Direct Loan eligibility.  Ten Lincoln schools offer undergraduate degree programs.  Specifically, an undergraduate degree program does not comply with the accountability metric if the majority of completers four years after graduation earn less than the median high school graduate in the same state who is a working adult, with only a high school diploma or GED and is not enrolled in higher education. If a program fails to comply with the applicable accountability metric for two years in a three-year period, the program loses its Direct Loan eligibility for a period of at least 2 years.  The program does not lose eligibility until the institution has an opportunity to appeal the determination under rules to be established by the DOE.  If the program fails to comply with the applicable accountability metric for one year, the institution is required to provide disclosures to students regarding the potential for the program to lose eligibility.

The new accountability metrics do not apply to our non-degree undergraduate programs (although all our non-degree and degree programs are within the scope of the gainful employment regulations).  See 10-K Part I, Item 1 at “Regulatory Environment – Gainful Employment.”  Moreover, we are still reviewing the new law and waiting for further rules and guidance from the DOE regarding the implementation of the new law.  Accordingly, it is difficult for us to predict with certainty how our educational programs will perform under the new metrics and the extent to which certain programs, if any, could lose Direct Loan eligibility.

•
Regulatory Relief: The OBBB Act also delays until July 1, 2035 the effective date of the borrower defense to repayment and closed school loan discharge regulations, originally published on November 1, 2022.  Instead, for loans originated prior to July 1, 2035, the OBBB Act restores and revives the borrower defense to repayment regulations that previously took effect on July 1, 2020, and the closed school loan discharge regulations that were in effect prior to the November 1, 2022 regulations.  See 10-K Part I, Item 1 at “Business – Regulatory Environment – Borrower Defense to Repayment” and “Business – Regulatory Environment – Closed School Loan Discharges.”

The OBBB Act has a general effective date of July 1, 2026 with certain exceptions and grandfathering provisions.  We cannot predict the timing and content of any rules or guidance the DOE may issue to implement or interpret the OBBB Act, nor can we predict with certainty the extent to which our schools and our educational programs will be able to comply with the revised requirements or the extent to which the revisions and reduced aid eligibility will impact our enrollments.

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

There have been no material changes in our market risk exposure during the three months ended June 30, 2025. See Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K.

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

There are no material developments relating to previously disclosed legal proceedings.  See the “Legal Proceedings” section of the Company’s Form 10-K and previously filed Form 10-Qs for information regarding existing legal proceedings.

In the ordinary conduct of our business, the Company is subject to additional periodic lawsuits, investigations, regulatory proceedings, and other claims, including, but not limited to, claims involving students or graduates, routine employment matters, and business disputes. We cannot predict the ultimate resolution of these lawsuits, investigations, regulatory proceedings, and other claims asserted against us, but we do not believe that any of these matters will have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K and those contained in our previously filed Form 10-Qs, which could affect our business, financial condition, or operating results. The risks we describe in our periodic reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results.  For the quarter ended June 30, 2025, the Company is not aware of any specific new and additional risk factors that were not previously disclosed.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)
On May 24, 2022, the Company announced that the Board of Directors had approved a share repurchase program for 12 months authorizing repurchases of up to $30.0 million of the Company’s Common Stock.  On February 27, 2023, the Board of Directors extended the share repurchase program for an additional 12 months and authorized an additional $10.0 million in repurchases, for an aggregate of up to $40.0 million in repurchases. On May 7, 2024, the Company announced that its Board of Directors had authorized an extension of the share repurchase program for an additional 12 months through May 24, 2025 and, subsequently, on May 8, 2025, the Company announced that its Board of Directors had authorized an extension of the share repurchase program for another additional 12 months through May 24, 2026. The Company did not repurchase any additional shares in the three months ended June 30, 2025, and has approximately $29.7 million remaining for additional repurchases under the program. To date, the Company has made repurchases totaling approximately $1.7 million shares at an average share price of $5.95 for an aggregate expenditure of approximately $10.3 million.

For more information on the share repurchase plan, see Part I, Item 1. “Notes to Condensed Consolidated Financial Statements”, Note 8 – Stockholders’ Equity.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	None.
(b)	None

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.
(b)	None.
(c)
During the three months ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

101*
The following financial statements from the Company’s 10-Q for the quarter ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: August 11, 2025	By:	/s/ Brian Meyers
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

101*
The following financial statements from the Company’s 10-Q for the quarter ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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