Form 10-Q
period 2025-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2025-11-10
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 10, 2025, there were 31,623,795 shares outstanding of the registrant’s Common Stock.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

2

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
•
compliance with continuous changes in applicable federal and state laws and regulations, including pending rulemaking by the U.S. Department of Education;
•
the effect of current and future Title IV Program regulations arising out of negotiated rulemaking, including any potential reductions in funding or restrictions on the use of funds received through Title IV Programs;
•
successful updating and expansion of the content of existing programs and developing new programs on a cost-effective and timely basis;
•
uncertainties regarding our ability to comply with federal laws and regulations regarding the 90/10 Rule and cohort default rates;
•
successful implementation of our strategic plan;
•
our inability to maintain eligibility for or to process federal student financial assistance;
•
regulatory investigations or actions that may be commenced against, us or other companies in our industry;
•
changes in the state regulatory environment or budgetary constraints;
•
decline in enrollment;
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
PART I – FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2025	2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,480	$59,273
Accounts receivable, less allowance of $47,605 and $42,615 at September 30, 2025 and December 31, 2024, respectively	51,131	42,983
Inventories	3,093	3,053
Income tax receivable	1,431	-
Prepaid expenses and other current assets	8,197	4,793
Asset held for sale	-	1,150
Total current assets	77,332	111,252

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $149,818 and $141,271 at September 30, 2025 and December 31, 2024, respectively	160,490	103,533

OTHER ASSETS:
Noncurrent receivables, less allowance of $26,685 and $22,957 at September 30, 2025 and December 31, 2024, respectively	22,814	19,627
Deferred finance charges	337	323
Deferred income taxes, net	24,812	25,359
Operating lease right-of-use assets	142,093	136,034
Finance lease right-of-use assets	25,492	26,745
Goodwill	10,742	10,742
Pension plan assets, net	1,554	1,554
Other assets, net	1,273	1,387
Total other assets	229,117	221,771
TOTAL ASSETS	$466,939	$436,556

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Unearned tuition	$33,485	$30,631
Accounts payable	35,074	37,026
Accrued expenses	16,799	11,986
Income taxes payable	-	1,072
Current portion of operating lease liabilities	10,091	9,497
Current portion of finance lease liabilities	430	-
Total current liabilities	95,879	90,212
NONCURRENT LIABILITIES:
Long-term portion of operating lease liabilities	146,429	138,803
Long-term portion of finance lease liabilities	30,777	29,261
Long-term debt	8,000	-
Other long-term liabilities	-	16
Total liabilities	281,085	258,292
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par value - authorized 100,000,000 shares at September 30, 2025 and December 31, 2024, issued and outstanding 31,623,795 shares at September 30, 2025 and 31,462,640 shares at December 31, 2024	48,181	48,181
Additional paid-in capital	50,932	50,639
Retained earnings	86,467	79,170
Accumulated other comprehensive loss	274	274
Total stockholders' equity	185,854	178,264
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$466,939	$436,556

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

REVENUE	$141,389	$114,410	$375,369	$320,691
COSTS AND EXPENSES:
Educational services and facilities	57,283	48,055	151,483	136,639
Selling, general and administrative	77,811	63,339	211,775	181,697
Gain on insurance proceeds	-	(2,794)	-	(2,794)
Loss (gain) on sale of assets	10	(12)	(466)	901
Total costs & expenses	135,104	108,588	362,792	316,443
OPERATING INCOME	6,285	5,822	12,577	4,248
OTHER:
Interest income	-	464	125	1,800
Interest expense	(991)	(659)	(2,505)	(1,893)
INCOME BEFORE INCOME TAXES	5,294	5,627	10,197	4,155
PROVISION FOR INCOME TAXES	1,495	1,674	2,899	1,098
NET INCOME AND COMPREHENSIVE INCOME	$3,799	$3,953	$7,298	$3,057
Basic
Net income per common share	$0.12	$0.13	$0.24	$0.10
Diluted
Net income per common share	$0.12	$0.13	$0.23	$0.10
Weighted average number of common shares outstanding:
Basic	31,000	30,682	30,934	30,547
Diluted	31,318	31,042	31,221	30,806

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE - January 1, 2025	31,462,640	$48,181	$50,639	$79,170	$274	$178,264
Net Income	-	-	-	1,944	-	1,944
Stock-based compensation expense
Restricted stock	328,140	-	1,205	-	-	1,205
Net share settlement for equity-based compensation	(197,973)	-	(3,633)	-	-	(3,633)
BALANCE - March 31, 2025	31,592,807	48,181	48,211	81,114	274	177,780
Net Income	-	-	-	1,554	-	1,554
Stock-based compensation expense
Restricted stock	32,478	-	1,344	-	-	1,344
BALANCE - June 30, 2025	31,625,285	48,181	49,555	82,668	274	180,678
Net Income	-	-	-	3,799	-	3,799
Stock-based compensation expense
Restricted stock	5,390	-	1,532	-	-	1,532
Net share settlement for equity-based compensation	(6,880)	-	(155)	-	-	(155)
BALANCE - September 30, 2025	31,623,795	$48,181	$50,932	$86,467	$274	$185,854

	Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE - January 1, 2024	31,359,110	$48,181	$49,380	$69,279	$(36)	$166,804
Net loss	-	-	-	(214)	-	(214)
Stock-based compensation expense
Restricted stock	400,212	-	1,059	-	-	1,059
Net share settlement for equity-based compensation	(315,611)	-	(3,156)	-	-	(3,156)
BALANCE - March 31, 2024	31,443,711	48,181	47,283	69,065	(36)	164,493
Net loss	-	-	-	(682)	-	(682)
Stock-based compensation expense
Restricted stock	47,128	-	1,045	-	-	1,045
BALANCE - June 30, 2024	31,490,839	48,181	48,328	68,383	(36)	164,856
Net income	-	-	-	3,953	-	3,953
Stock-based compensation expense
Restricted stock	(4,420)	-	1,250	-	-	1,250
Share repurchase	(7,252)	-	(96)	-	-	(96)
BALANCE - September 30, 2024	31,479,167	$48,181	$49,482	$72,336	$(36)	$169,963

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,298	$3,057
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,680	8,312
Finance lease amortization	1,253	1,204
Amortization of deferred finance charges	107	95
Deferred income taxes	547	455
(Gain) loss on sale of assets	(466)	901
Gain on insurance proceeds	-	(2,794)
Proceeds from insurance	-	2,794
Fixed asset donations	(197)	(245)
Provision for credit losses	42,584	40,823
Stock-based compensation expense	4,081	3,354
(Increase) decrease in assets:
Accounts receivable	(53,919)	(60,542)
Inventories	(40)	237
Prepaid income taxes	(1,431)	(2,006)
Prepaid expenses and current assets	(3,802)	1,580
Other assets, net	1,950	1,159
Increase (decrease) in liabilities:
Accounts payable	(2,856)	8,868
Accrued expenses	4,813	(1,397)
Unearned tuition	2,854	(3,927)
Income taxes payable	(1,072)	(2,832)
Other liabilities	1,419	(89)
Total adjustments	8,505	(4,050)
Net cash provided by (used in) operating activities	15,803	(993)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(68,127)	(32,094)
Proceeds from sale of property and equipment	494	9,895
Net cash used in investing activities	(67,633)	(22,199)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	45,000	-
Payments on borrowings	(37,000)	-
Payment of deferred finance fees	(121)	(456)
Finance lease principal paid	(266)	(169)
Tenant allowance finance leases	2,212	762
Net share settlement for equity-based compensation	(3,788)	(3,252)
Net cash provided by (used in) financing activities	6,037	(3,115)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(45,793)	(26,307)
CASH AND CASH EQUIVALENTS —Beginning of period	59,273	80,269
CASH AND CASH EQUIVALENTS—End of period	$13,480	$53,962

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Nine Months Ended
	September 30,
	2025	2024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,347	$1,731
Income taxes	$4,857	$5,480
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash additions of fixed assets	$5,593	$1,515

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our”, and “us”, as applicable) provide diversified career-oriented postsecondary education to recent high school graduates and working adults.  The Company, which currently operates 22 campuses in 12 states, has entered into leases for three new campuses: one in Houston, Texas, which opened in the third quarter of 2025, one in Hicksville, New York, with programs expected to begin by the end of 2026, and one in Rowlett, Texas, a northern suburb of Dallas, where the lease is expected to commence in the fourth quarter of 2025, and programs are expected to begin in the first quarter of 2027. The Company offers programs in skilled trades, automotive, health sciences and information technology. The schools operate under the brands Lincoln Technical Institute, Lincoln College of Technology and Nashville Auto Diesel College.

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

Basis of Presentation – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. These financial statements, which should be read in conjunction with the December 31, 2024 audited Consolidated Financial Statements and notes thereto and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K”), reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2025.

The Company’s business is organized into two reportable business segments: Campus Operations and Transitional. The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance. The Transitional segment refers to campuses that have been marked for closure and are currently being taught-out, in addition to campuses that are held-for sale or sold. As of September 30, 2025, no campuses were classified in the Transitional segment. During the prior year, the Company’s Summerlin, Las Vegas campus was classified in the Transitional segment. The sale of the Summerlin campus was consummated on January 1, 2025.

We evaluate performance based on operating results. Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including requiring among other things, enhanced disclosures about significant segment expenses and increased interim disclosures. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the new disclosure requirements retrospectively in our Condensed Consolidated Financial Statements.

In November 2024, the FASB issued Accounting Standard Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application for periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact that this ASU will have on our financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities on an annual basis 1) disclose specific categories in the rate reconciliation, and 2) provide additional information for reconciling items that meet a quantitative threshold. The amendments require disclosure about the amount of income taxes paid disaggregated (1) by federal, state and foreign taxes, and (2) by individual jurisdictions in which income taxes paid is equal or greater than 5 percent of total income taxes paid. The amendment also requires entities to disclose income or loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. For all public business entities, this ASU is effective for annual periods beginning after December 15, 2024; early adoption is permitted. We do not expect this ASU to have a material impact on our Condensed Consolidated Financial Statements.

 In July 2025, the FASB issued ASU No. 2025‑05, Financial Instruments – Credit Losses (Topic 326‑20): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. This practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset in determining credit loss reserve for existing receivables and contract assets. This ASU is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods with early adoption permitted in both interim and annual reporting periods in which financial statements have not yet been issued. The Company is currently evaluating the impact this ASU will have on our financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU amends the internal-use software cost capitalization model by eliminating stage-based rules and introduces new capitalization criteria based on management authorization and the probability of project completion. This ASU also clarifies the treatment of software development uncertainty and incorporates guidance on website development costs. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. ASU 2025-06 may be applied prospectively, retrospectively or on a modified transition approach with early adoption permitted. We do not expect this ASU to have a material impact on our Condensed Consolidated Financial Statements.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the nine months ended September 30, 2025 and 2024, we did not record any interest and penalties expense associated with uncertain tax positions, as we did not have any uncertain tax positions.

On July 4, 2025, the U.S. enacted legislation which generally extends the tax provisions enacted in 2017 that were set to expire at the end of 2025 and makes other changes to federal tax law for multinational corporations. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the financial results of operations for the current year.

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

The weighted average number of common shares used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Weighted average shares outstanding - basic	31,000,002	30,681,594	30,934,366	30,547,187
Dilutive effect of Restricted Stock	317,647	359,998	286,503	259,060
Weighted average shares outstanding - diluted	31,317,649	31,041,592	31,220,869	30,806,247

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

Unearned tuition in the amount of $33.5 million and $30.6 million is recorded in the current liabilities section of the accompanying Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. The change in this contract liability balance during the nine-month period ended September 30, 2025 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the nine-month period ended September 30, 2025, that was included in the contract liability balance at the beginning of the year was $29.5 million.

Index
The following table depicts the timing of revenue recognition by segment:

	Three Months Ended September 30, 2025			Nine months ended September 30, 2025
	Campus			Campus
	Operations	Transitional	Consolidated	Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$13,579	$-	$13,579	$26,178	$-	$26,178
Services transferred over time	127,810	-	127,810	349,191	-	349,191
Total revenues	$141,389	$-	$141,389	$375,369	$-	$375,369

	Three Months Ended September 30, 2024			Nine months ended September 30, 2024
	Campus			Campus
	Operations	Transitional	Consolidated	Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$8,950	$370	$9,320	$21,149	$925	$22,074
Services transferred over time	103,795	1,295	105,090	294,152	4,465	298,617
Total revenues	$112,745	$1,665	$114,410	$315,301	$5,390	$320,691

4.
LEASES

The Company enters into contracts to utilize office space, educational facilities, and various items of equipment under lease agreements and accounts for them in accordance with ASC 842, Leases ("ASC 842"). To determine whether a contract contains a lease, the Company assesses whether there is an identified asset and whether the Company has the right to control its use throughout the period of use. The Company classifies leases as either operating or finance leases at lease commencement date in accordance with ASC 842. As required under ASC 842, the Company recognizes a ROU asset and a corresponding lease liability on the balance sheet, measured at the present value of lease payments over the term of the lease. An operating lease ROU asset represents the Company's right to use the underlying asset during the lease term and the corresponding lease liability represents its obligation to make lease payments. Operating lease ROU assets and liabilities are amortized over the lease term, with lease expense recognized on a straight-line basis within operating expenses in the Condensed Consolidated Statement of Operations. Finance lease arrangements result in separate recognition of interest expense on the lease liability using the effective interest method and amortization expense of the ROU asset on a straight-line basis over the lease term, in addition to principal payments.

As all of the Company's operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. We estimate the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Our leases have remaining lease terms of 1 year to 20 years. Lease terms may include options to extend the lease term used in determining the lease obligation when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments are recognized on a straight-line basis over the lease term for operating leases.

On December 12, 2024, the Company entered into a lease for approximately 65,000 square feet of space to serve as the Company’s campus in Hicksville, New York. The lease term commenced in September 2025, after the landlord completed preparation of the space, with an initial lease term of 15 years and 9 months. The lease contains a renewal option allowing for either a 10-year renewal or two five-year renewals.

On September 12, 2025, the Company entered into a lease for approximately 88,000 square feet of space to serve as the Company's campus in Rowlett, a northern suburb of Dallas, Texas. The lease term is currently expected to commence in the fourth quarter of 2025 upon completion of the build-out, with an initial lease term of  15 years and 5 months. The Company will not take possession of the premises until the lease commencement date.

Index
The following table presents components of lease cost and classification on the Condensed Consolidated Statements of Operations:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
in thousands	Consolidated Statement of Operations Classification	2025	2024	2025	2024
Operating Lease Cost	Selling, general and administrative	$5,114	$4,924	$15,085	$14,543
Finance lease cost
Amortization of leased assets	Educational services and facilities	418	418	1,253	1,204
Interest on lease Liabilities	Interest expense	596	554	1,769	1,594
Variable lease cost	Selling, general and administrative	234	117	695	292
		$6,362	$6,013	$18,802	$17,633

The net change in ROU asset and operating lease liability is included in the net change in other assets in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024.

The net change in ROU asset and finance lease liability is split between principal payments, interest expense and amortization expense. Principal payments are classified in the financing section, interest expense is included in net income and amortization expense is broken out separately in the operating section of the Consolidated Statements of Cash Flows.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating Cash Flows - operating leases	$2,812	$4,456	$12,509	$13,465
Operating Cash Flows - finance leases	$596	$554	$1,769	$1,594
Financing Cash Flows - finance leases	$88	$657	$(1,945)	$593

Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets
Operating leases	$12,089	$26,014	$12,309	$48,409
Finance leases	$-	$-	$-	$12,570

During the nine months ended September 30, 2025, the Company entered into one new operating lease. There were no lease modifications during the nine months ended September 30, 2025.

Weighted-average remaining lease term and discount rate for our leases are as follows:

	As of September 30,
	2025	2024
Weighted-average remaining lease term
Operating leases	15.79 years	13.06 years
Finance leases	12.77 years	16.65 years

Weighted-average discount rate
Operating leases	6.6%	6.69%
Finance leases	7.67%	7.69%

Index
Maturities of lease liabilities by fiscal year for our leases as of September 30, 2025, are as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2025 (excluding the nine months ending September 30, 2025)	$3,963	$683
2026	20,108	2,817
2027	19,692	2,918
2028	20,542	3,023
2029	18,798	3,132
2030	16,041	3,244
Thereafter	136,423	40,174
Total lease payments	235,567	55,991
Less: imputed interest	(79,047)	(24,784)
Present value of lease liabilities	$156,520	$31,207

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

During the three and nine months ended September 30, 2025 and 2024, there were no impairments of goodwill or long-lived assets.

The carrying amount of goodwill on September 30, 2025, was as follows:

	Gross	Accumulated	Net
	Goodwill	Impairment	Goodwill
	Balance	Losses	Balance
Balance as of December 31, 2024	$117,176	$(106,434)	$10,742
Adjustments	-	-	-
Balance as of September 30, 2025	$117,176	$(106,434)	$10,742

6.
PROPERTY, EQUIPMENT AND FACILITIES

As of September 30, 2025, and December 31, 2024, property, equipment and facilities consisted of the following:

	Useful life (years)	September 30, 2025	December 31, 2024
Land	-	$52	$52
Buildings and improvements	1-25	157,466	104,081
Equipment, furniture and fixtures	1-7	110,283	84,352
Vehicles	3	1,992	1,556
Construction in progress	-	40,515	54,763
		310,308	244,804
Less accumulated depreciation and amortization		(149,818)	(141,271)
		$160,490	$103,533

Index
Property, equipment and facilities are recorded at cost, with depreciation expense included in our educational services and facilities and selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

The increase in property, equipment and facilities was driven by several factors, including a $46.0 million investment relating to the build-out of the new campuses (Nashville, Tennessee; Levittown, Pennsylvania; Houston, Texas and Hicksville, New York); $6.4 million in new and expanded programs at various campuses; and $16.8 million of facilities upgrades including security and branding, with the remainder focusing on training materials and equipment. Depreciation and amortization expense of property, equipment and facilities was $5.5 million and $3.2 million for the three months ended September 30, 2025 and 2024 and $13.9 million and $9.5 million for the nine months ended September 30, 2025 and 2024, respectively, which includes amortization of finance leases of $0.4 million for the three-months periods and $1.3 million and $1.2 million for the nine-month periods, respectively.

7.
LONG-TERM DEBT

Credit Facility

On February 16, 2024, the Company entered into a secured credit agreement (as subsequently amended, the "Fifth Third Credit Agreement") with Fifth Third Bank, National Association (the "Bank"), pursuant to which the Company, as borrower, obtained a revolving credit facility in the aggregate principal amount of $40.0 million including a $10.0 million letter of credit sublimit and a $20.0 million accordion feature (as subsequently amended, the "Facility"), the proceeds of which are to be used for working capital, general corporate and certain other permitted purposes. The Facility is guaranteed by the Company's wholly owned subsidiaries and is secured by a first priority lien in favor of the Bank on substantially all of the personal property owned by the Company and its subsidiaries. The term of the Facility is 36 months, maturing on February 16, 2027.

Each advance under the Facility will bear interest on the outstanding principal amount thereof from the date when made at an interest rate determined at the election of the Company at either the Tranche Rate (which is the forward-looking Secured Overnight Financing Rate (SOFR) for one or three months), or the Base Rate (which is a variable per annum rate, as of any date of determination, equal to the Bank's Prime Rate), plus an Applicable Margin. The Applicable Margin is determined pursuant to a Pricing Grid, which for loans subject to the Tranche Rate varies from 1.75% to 2.50% and for loans subject to the Base Rate varies from 0.75% to 1.50%. The Applicable Margin may change quarterly based on the Total Leverage Ratio at such time. The Total Leverage Ratio is determined with respect to the Company and its subsidiaries on a consolidated basis for an applicable quarterly period by dividing the aggregate principal amount of various forms of borrowed indebtedness as of the last day of a determination period by earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for such period. Interest is paid in arrears, either quarterly or monthly depending on the Company's interest rate election, with the principal due at maturity.

Under the terms of the Fifth Third Credit Agreement, the Company will pay to the Bank an unused facility fee on the average daily unused balance of the Facility at a rate per annum equal to 0.50%, which fee is payable in arrears on dates when interest is due and payable. For the three and nine months ended September 30, 2025 and 2024, the Company paid approximately $0.1 million and $0.2 million, and $0.1 million and $0.1 million, respectively, in unused facility fees, which were expensed as incurred. The Company will also pay to the Bank a letter of credit fee equal to the Applicable Margin for loans subject to the Tranche Rate multiplied by the maximum amount available to be drawn under such letter of credit. For the three and nine months ended September 30, 2025 and 2024, those fees were not material.

The Fifth Third Credit Agreement contains customary representations, warranties and affirmative and negative covenants, as well as events of default customary for facilities of this type.

On July 18, 2024, the Company entered into a first amendment (the "First Amendment") to the Fifth Third Credit Agreement. Among other things, the First Amendment effects certain modifications to (i) clarify certain representations and affirmative covenants of the Company, (ii) clarify certain conditions to each advance, (iii) clarify and/or replace certain events of default and (iv) delete or revise certain definitions in order to harmonize them with the other modifications made. The First Amendment also contains customary releases, representations, warranties, and reaffirmations consistent with the original terms of the Fifth Third Credit Agreement. Except as set forth above, the First Amendment does not materially alter the Fifth Third Credit Agreement.

On March 11, 2025, the Company entered into a second amendment (the "Second Amendment") to the Fifth Third Credit Agreement, which increased the aggregate principal amount available under the Facility from $40.0 million to $60.0 million. The Second Amendment also expanded the accordion feature from $20.0 million to $25.0 million and extended the maturity date of the Facility from February 16, 2027 to March 7, 2028.

In connection with the Fifth Third Credit Agreement, total fees paid during 2024 were approximately $0.5 million, which included bank and legal costs, in addition to other customary expenses and reimbursements. These fees were capitalized in the prior year and are being amortized over the term of the Fifth Third Credit Agreement. During the nine months ended September 30, 2025, the Company incurred additional bank and legal fees of $0.1 million in connection with the Second Amendment. The fees were capitalized and are being amortized over the term of the Second Amendment. For the three and nine months ended September 30, 2025, interest paid in connection with the Fifth Third Credit Agreement was $0.3 million and $0.4 million, respectively.

Index
As of September 30, 2025, the Company had $8.0 million outstanding under the Facility.

8.
STOCKHOLDERS' EQUITY

As of September 30, 2025, the Company had 100,000,000 shares of Common Stock authorized of which 31,623,795 shares were issued and outstanding. Holders of our Common Stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. The Company has not declared or paid any cash dividends on our Common Stock since the Company's Board of Directors discontinued our quarterly cash dividend program in February 2015. The Company currently has no intentions of resuming the payment of cash dividends in the foreseeable future.

Long-Term Incentive Plan

The Company currently has one active stock incentive plan, the Lincoln Educational Services Corporation 2020 Long-Term Incentive Plan (the "LTIP").

On March 26, 2020, the Board of Directors adopted the LTIP to provide an incentive to certain directors, officers and employees of the Company to align their interests in the Company's success with those of its shareholders through the grant of equity-based awards. On June 16, 2020, the shareholders of the Company approved the LTIP. The LTIP is administered by the Compensation Committee of the Board of Directors, or such other qualified committee appointed by the Board of Directors, which, among other duties, has the full power and authority to take all actions and make all determinations required or provided for under the LTIP. Pursuant to the LTIP, the Company may grant options, share appreciation rights, restricted shares, restricted share units, incentive stock options, and nonqualified stock options. Under the LTIP, employees may surrender shares to satisfy applicable income tax withholding on the vested Restricted Stock. The LTIP has a duration of 10 years. On February 23, 2023, the Board of Directors approved, subject to shareholder approval, an amendment of the LTIP to increase the aggregate number of shares available under the LTIP from 2,000,000 shares to 4,000,000 shares. The amendment was approved and adopted by the shareholders at the Annual Meeting of Shareholders held on May 5, 2023.

Time-Based and Performance-Based Restricted Stock Awards

We provide stock-based compensation to employees, officers and directors in the form of awards of restricted stock ("Restricted Stock Awards") under our LTIP, which are conditioned upon either continued service ("Time-based Restricted Stock Awards") or both continued service and achievement of performance goals ("Performance-based Restricted Stock Awards" or "Performance-Based Restricted Stock Shares"). Performance-based restricted stock shares granted prior to 2025, are eligible to vest only upon achievement of at least 100% of the performance target, with no shares vesting unless the target is met. In 2025, the Company granted Performance-based Restricted Stock Shares to employees, officers, and directors that vest based on the percentage of Adjusted EBITDA achieved for the immediately preceding year. Under such grants, no shares vest in the event that less than 80% of the target is achieved; vesting begins at 25% for 80% achievement and increase on a linear scale up to 200% vesting for achievement of 120% or more of the target. In 2025, the Company also granted Performance-Based Restricted Stock Shares to certain executives that vest based on the achievement of a specified percentage of target Adjusted EBITDA for fiscal year 2027. Under such grants, no shares vest in the event that less than 90% of the target is achieved; vesting begins at 25% for 90% achievement and increases on a linear scale up to 100% vesting for achievement of 100% or more of the target.

The Compensation Committee believes that a combination of time-based and Performance-based Restricted Stock Awards, of which performance-based awards comprise 50% of the total, is well-designed to align the interests of directors, officers and employees with those of shareholders by tying compensation to the achievement of the Company's long-term performance goals.

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

The expense related to Restricted Stock Awards for the three and nine months ended September 30, 2025, was $1.5 million and $4.1 million, respectively, compared to $1.2 million and $3.4 million for the three and nine months ended September 30, 2024, respectively. The unrecognized Restricted stock expense as of September 30, 2025 and December 31, 2024 was $7.3 million and $4.3 million, respectively. As of September 30, 2025, the outstanding Restricted Stock Awards under the LTIP had an aggregate intrinsic value of $18.3 million compared to $11.5 million in the prior year comparable period.

Index
For the three and nine months ended September 30, 2025, the Company completed a net share settlement of 6,880 shares and 204,853 shares, respectively, compared to 7,252 shares and 315,611 restricted shares for the three and nine months ended September 30, 2024. The net share settlement was performed on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP. The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2025 and/or 2024, creating taxable income for the employees. At the employees' request, the Company paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company. These transactions resulted in a decrease of $0.2 million and $3.8 million for the three and nine months ended September 30, 2025, respectively, compared to $0.1 million and $3.2 million for the three and nine months September 30, 2024, respectively. These transactions resulted in a decrease to equity on the Condensed Consolidated Balance Sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to all of our Restricted Stock Awards:

		Weighted Average
		Grant Date
		Fair Value
	Shares	Per Share
Nonvested Restricted Stock outstanding at December 31, 2024	934,388	$8.02
Granted	366,008	18.08
Canceled	-	-
Vested	(520,395)	8.02

Nonvested Restricted Stock outstanding at September 30, 2025	780,001	$12.75

Share Repurchase Program

On May 24, 2022, the Company announced that its Board of Directors had authorized a share repurchase program of up to $30.0 million of the Company's outstanding Common Stock. The repurchase program was authorized for 12 months. Pursuant to the program, purchases may be made, from time to time, in open-market transactions at prevailing market prices, in privately negotiated transactions or by other means as determined by the Company's management and in accordance with applicable federal securities laws. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice.

The Board of Directors extended the share repurchase program for an additional 12 months and authorized the repurchase of an additional $10.0 million of the Company's Common Stock, for an aggregate of up to $30.6 million in additional repurchases in February 2023, and thereafter in May 2024 and most recently on May 8, 2025, when the Company announced that its Board of Directors had authorized an extension of the share repurchase program for an additional 12 months through May 24, 2026.

During the nine months ended September 30, 2025 and 2024, the Company did not repurchase any shares under the share repurchase program. As of September 30, 2025, the Company had approximately $29.7 million remaining for additional repurchases under the program. Since inception of the program, the Company has made repurchases of approximately 1.7 million shares of the Company's Common Stock at an average share price of $5.95 for an aggregate expenditure of approximately $10.3 million.

9.
COMMITMENTS AND CONTINGENCIES

Legal Proceedings

There are no material developments relating to previously disclosed legal proceedings. See the "Legal Proceedings" section of the Company's Form 10-K and previous Form 10-Qs for information regarding existing legal proceedings.

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

Index
Student Financing Plans

As of September 30, 2025, the Company had outstanding net financing commitments to its students to assist them in financing their education of approximately $55.3 million, net of interest.

10.
SEGMENTS

The Company manages its business, evaluates performance and allocates resources based on two reportable business segments, Campus Operations and Transitional.

Campus Operations – The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company's core operations and performance. All of the campuses continuing in operation are classified in this segment. The majority of the campuses offer programs across various areas of study.

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

The individual operating segments have been aggregated into the two main reportable segments based on the method by which our Chief Operating Decision Maker ("CODM") evaluates performance and allocates resources and as a result of the Company's judgment that the reporting units have similar products, production processes, types of customers, methods of distribution, regulatory environment, and economic characteristics. The Company's CODM is comprised of a team of executives deemed the "Executive Committee," which is comprised of the following individuals:

1. Scott Shaw – Chief Executive Officer and Director
2. Brian Meyers – Executive Vice President, Chief Financial Officer, and Treasurer

The CODM assesses segment financial performance by reviewing segment revenue and segment operating income, which includes certain corporate overhead allocations relating directly to the segments disclosed. Some of the allocated costs include the centralization of the Company's financial aid process, national sales and receivables, and default costs. The CODM will make decisions to allocate resources based on the review of monthly, quarterly, and annual financial information categorized by segment. The financial information is presented to the CODM using actual-to-actual results and budget-to-actual results.

We evaluate performance based on operating results. Adjustments to reconcile segment results with consolidated results are included in the caption "Corporate," which primarily includes unallocated corporate activity.

Index
Summary financial information by reporting segment is as follows:

	Three Months Ended September 30,
	Consolidated		Campus Operations		Transitional		Corporate
	2025	2024	2025	2024	2025	2024	2025	2024
REVENUE	$141,389	$114,410	$141,389	$112,745	$-	$1,665	$-	$-
COSTS AND EXPENSES:
Instructional	24,813	22,411	24,813	21,834	-	577	-	-
Books and tools	14,915	11,472	14,915	11,156	-	316	-	-
Facilities	12,239	11,111	12,239	10,847	-	264	-	-
Depreciation and amortization	5,316	3,061	5,316	3,042	-	19	-	-
Educational services and facilities	57,283	48,055	57,283	46,879	-	1,176	-	-

Sales and marketing	25,347	20,393	25,347	19,948	-	445	-	-
Student services	6,332	5,365	6,332	5,157	-	208	-	-
Provision for credit losses	17,572	15,261	17,566	15,096	-	165	6	-
Administrative	28,416	22,151	11,590	10,171	-	311	16,826	11,669
Depreciation and amortization	144	169	-	-	-	-	144	169
Selling, general and administrative	77,811	63,339	60,835	50,372	-	1,129	16,976	11,838
Loss (gain) on sale of assets	10	(12)	10	(12)	-	-	-	-
Gain on insurance proceeds	-	(2,794)	-	-	-	-	-	(2,794)
Total costs and expenses	135,104	108,588	118,128	97,239	-	2,305	16,976	9,044
OPERATING INCOME (LOSS)	$6,285	5,822	$23,261	$15,506	$-	$(640)	$(16,976)	$(9,044)

	Nine Months Ended September 30,
	Consolidated		Campus Operations		Transitional		Corporate
	2025	2024	2025	2024	2025	2024	2025	2024
REVENUE	$375,369	$320,691	$375,369	$315,301	$-	$5,390	$-	$-
COSTS AND EXPENSES:
Instructional	71,372	67,833	71,372	66,030	-	1,803	-	-
Books and tools	29,393	25,472	29,393	24,673	-	799	-	-
Facilities	37,257	34,352	37,257	33,621	-	731	-	-
Depreciation and amortization	13,461	8,982	13,461	8,926	-	56	-	-
Educational services and facilities	151,483	136,639	151,483	133,250	-	3,389	-	-

Sales and marketing	63,920	58,222	63,920	56,968	-	1,254	-	-
Student services	18,933	16,302	18,933	15,640	-	662	-	-
Provision for credit losses	42,584	40,823	42,542	40,175	-	648	42	-
Administrative	85,866	65,815	34,750	30,425	-	871	51,116	34,519
Depreciation and amortization	472	535	-	-	-	-	472	535
Selling, general and administrative	211,775	181,697	160,145	143,208	-	3,435	51,630	35,054
(Gain) loss on sale of assets	(466)	901	(500)	590	-	-	34	311
Gain on insurance proceeds	-	(2,794)	-	-	-	-	-	(2,794)
Total costs and expenses	362,792	316,443	311,128	277,048	-	6,824	51,664	32,571
OPERATING INCOME (LOSS)	$12,577	$4,248	$64,241	$38,253	$-	$(1,434)	$(51,664)	$(32,571)

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

The following table presents the fair value of the financial instruments measured on a recurring basis as of September 30, 2025, and December 31, 2024, respectively.

	September 30, 2025
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Money market fund	$51	$51	$-	$-	$51
Total cash equivalents	$51	$51	$-	$-	$51

	December 31, 2024
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Money market fund	$44,425	$44,425	$-	$-	$44,425
Total cash equivalents	$44,425	$44,425	$-	$-	$44,425

The carrying amount of the Company's financial instruments, including cash equivalents, short-term investments, prepaid expenses, and other current assets, accrued expenses, and other short-term liabilities, approximates fair value due to the short-term nature of these items.

12.
STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for credit losses at the end of the reporting period. Student receivables, net, are reflected on our Condensed Consolidated Balance Sheets as components of both current and non-current assets.

Our students pay for their costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, Veterans Administration and other military funding and grants, private and institutional scholarships and cash payments. Cash receipts from government-related sources are typically received during the current academic term. Students who have not applied for any type of financial aid generally set up a payment plan with the institution and make payments on a monthly basis as per the terms of the payment plan. A student receivable balance is written off when deemed uncollectable, which is typically once a student is out of school and there has been no payment activity on the account for 150 days. If, however, the student does remit a payment during this time period, the 150-day policy for write-off starts again until either (1) the student continues making payments, or (2) the student does not make any additional payments after which the student receivable balance is written off after 150 days. In an effort to reduce the risk for writing off a student's account, the Company employs a continuous collection effort to minimize exposure from outstanding receivables.

Students enrolled in the Company's programs are provided with a variety of funding resources, including financial aid, grants, scholarships and private loans. After exhausting all fund options, if the student is still in need of additional financing, the Company may offer an institutional loan as a lender of last resort.

Index
Our standard student receivable allowance is based on an estimate of lifetime expected credit losses on student receivables that considers vintages of receivables to determine a loss rate. In considering lifetime credit losses, if the expected life goes beyond the Company’s reasonable ability to forecast, the Company then reverts back to historical loss experience as an indicator of collections. In determining the expected credit losses for the period, student receivables were disaggregated and pooled into two different categories to refine the calculation. Other information considered included external factors outside the Company’s control. Given that collection history during the COVID-19 pandemic was not considered to be a reliable indicator of a student’s repayment history, the Company adjusted the historical loss calculation by normalizing the financial data relating to that time period. Our estimation methodology further considered a number of quantitative and qualitative factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for credit losses. These factors include, but are not limited to: internal repayment history, student status, changes in the current economic condition, legislative or regulatory environments, internal cash collection forecasts, and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance.

Student Receivables

The Company has student receivables that are due greater than 12 months from the date of our Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $22.8 million and $19.6 million, respectively.

The following table presents the amortized cost basis of student receivables as of September 30, 2025, by year of origination.

September 30, 2025
	Student		Nine Months Ended
Year	Receivables (1)		Write-Off's (2)
2025	$97,417	2025	$3,809
2024	23,692	2024	26,535
2023	9,867	2023	2,126
2022	4,810	2022	688
2021	2,630	2021	388
Prior	1,644	Prior	320
Total	$140,060	Total	$33,866

(1)
Student receivables are presented on a gross basis from the individual students. The total receivable amount above excludes federal subsidies reflected on the students’ accounts but not yet received from the government. Also, it excludes all receivables from industry relationships, which are otherwise included under accounts receivable in our Condensed Consolidated Balance Sheets.

(2)
Write-off amounts are based on the students' school departure year.

The Company does not utilize or maintain data pertaining to student credit information.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). Changes in our current and non-current allowance for credit losses related to our student receivable portfolio were calculated in accordance with ASC 326 for the nine months ended September 30, 2025 and 2024, respectively.

Index

	Nine Months Ended September 30,
	2025	2024
Balance, beginning of period	$65,572	$53,811
Provision for credit losses	42,584	40,823
Write-off's	(33,866)	(32,605)
Balance, at end of period	$74,290	$62,029

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

The Company’s business is organized into two reportable business segments: Campus Operations; and Transitional. The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance. The Transitional segment refers to campuses that have been marked for closure and are being taught out. As of September 30, 2025 no campuses were classified in the Transitional segment. In the prior year, the Company’s Summerlin, Las Vegas campus was classified in the Transitional segment and its sale was consummated on January 1, 2025.

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

General

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our”, and “us”, as applicable) provide diversified career-oriented postsecondary education to recent high school graduates and working adults. The Company, which currently operates 22 campuses in 12 states, has entered into leases for three new campuses: one in Houston, Texas, which opened in the third quarter of 2025, one in Hicksville, New York, with programs expected to begin by the end of 2026, and one in Rowlett, Texas, a northern suburb of Dallas, where the lease is expected to commence in the fourth quarter of 2025, and programs are expected to begin in the first quarter of 2027. The Company entered into the Houston lease, Hicksville lease and Rowlett lease on October 31, 2023, December 12, 2024, and September 12, 2025, respectively. The Company offers programs in skilled trades, automotive, health sciences and information technology. The schools operate under the brands Lincoln Technical Institute, Lincoln College of Technology and Nashville Auto Diesel College.

Most of the Company’s campuses serve major metropolitan markets and each typically offers courses in multiple areas of study. Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas. All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs administered by the U.S. Department of Education (the "DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid. The Company was incorporated in New Jersey in 2003, as the successor-in-interest to various acquired schools including Lincoln Technical Institute, Inc. which opened its first campus in Newark, New Jersey in 1946.

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

Business Strategy

Key elements of our business strategy include:

•
Expand Geographically. We plan to open new campuses and enter new markets using existing resources or acquisitions. We opened a new campus in Houston, Texas in August 2025, and have signed leases for new campuses in Hicksville, New York, where programs are expected to begin by the end of 2026, and Rowlett, Texas, expected to open in the first quarter of 2027.
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

Recent and Planned Campus Openings

Campus Location	Type	Status	Opening Date
East Point, GA	New Campus	Opened	March 2024
Nashville, TN	Campus Relocation	Opened	March 2025
Levittown, PA	Campus Relocation	Opened	August 2025
Houston, TX	New Campus	Opened	August 2025
Hicksville, NY	New Campus	In Progress	By the end of 2026
Rowlett, TX	New Campus	In Progress	First quarter of 2027

Results of Operations for the Three and Nine Months Ended September 30, 2025

The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	40.5%	42%	40.4%	42.6%
Selling, general and administrative	55.0%	55.4%	56.4%	56.7%
(Gain) loss on sale of assets	0.0%	0.0%	(0.1)%	0.3%
Gain on insurance proceeds	0.0%	(2.4)%	0.0%	(0.9)%
Total costs and expenses	95.6%	94.9%	96.6%	98.7%
Operating income	4.4%	5.1%	3.4%	1.3%
Interest expense, net	(0.7)%	(0.2)%	(0.6)%	0%
Income from operations before income taxes	3.7%	4.9%	2.7%	1.3%
Provision for income taxes	1.1%	1.5%	0.8%	0.3%
Net income	2.7%	3.5%	1.9%	1.0%

Index
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Consolidated Results of Operations

Revenue. Revenue increased $27.0 million, or 23.6% to $141.4 million for the three months ended September 30, 2025, from $114.4 million in the prior year comparable period. Revenue growth was primarily due to a 17.2% increase in average student population, reflecting 12.0% start growth during the first nine months of 2025 from our campus operations. Additional contributing factors included tuition increases and the timing of books and tools revenue during this quarter.

	Three months ended September 30,
Consolidated	2025	2024	% Change
Revenue (millions)	$141.4	$114.4	23.6%

Total new student starts*	6,445	6,243	3.2%
Average student population*	16,763	14,309	17.2%
End of period student population	18,244	15,887	14.8%

*Excludes 2,764 student starts on July 1, 2025, to align with comparable student start activity in the prior year which occurred in the last week of June 2024

	Three Months Ended September 30,
	Consolidated		Campus Operations		Transitional		Corporate
	2025	2024	2025	2024	2025	2024	2025	2024
REVENUE	$141,389	$114,410	$141,389	$112,745	$-	$1,665	$-	$-
COSTS AND EXPENSES:
Instructional	24,813	22,411	24,813	21,834	-	577	-	-
Books and tools	14,915	11,472	14,915	11,156	-	316	-	-
Facilities	12,239	11,111	12,239	10,847	-	264	-	-
Depreciation and amortization	5,316	3,061	5,316	3,042	-	19	-	-
Educational services and facilities	57,283	48,055	57,283	46,879	-	1,176	-	-

Sales and marketing	25,347	20,393	25,347	19,948	-	445	-	-
Student services	6,332	5,365	6,332	5,157	-	208	-	-
Provision for credit losses	17,572	15,261	17,566	15,096	-	165	6	-
Administrative	28,416	22,151	11,590	10,171	-	311	16,826	11,669
Depreciation and amortization	144	169	-	-	-	-	144	169
Selling, general and administrative	77,811	63,339	60,835	50,372	-	1,129	16,976	11,838
Loss (gain) on sale of assets	10	(12)	10	(12)	-	-	-	-
Gain on insurance proceeds	-	(2,794)	-	-	-	-	-	(2,794)
Total costs and expenses	135,104	108,588	118,128	97,239	-	2,305	16,976	9,044
OPERATING INCOME (LOSS)	$6,285	$5,822	$23,261	$15,506	$-	$(640)	$(16,976)	$(9,044)

Educational services and facilities expense. Educational services and facilities expense increased by $9.2 million, or 19.2%, to $57.3 million for the three months ended September 30, 2025, compared to $48.1 million for the same period in 2024. This increase includes a $1.2 million reduction related to the Transitional segment, which incurred expenses only in the prior year. On a comparable basis, educational services and facilities expense increased by $10.4 million.

Index
The primary driver of the increase was higher costs associated with supporting a larger student population, including higher books and tools expense due to the timing of program starts. Additionally, the increase reflects market-based adjustments to instructional compensation to remain competitive and retain talent. The remaining increase was attributable to higher depreciation expense, largely resulting from capital investments to support our growth initiatives.

As a percentage of revenue, instructional expenses decreased to 17.5% for the three months ended September 30, 2025, from 19.6% in the prior-year comparable period, reflecting improved operating efficiency. Similarly, educational services and facilities expense as a percentage of revenue declined to 40.5% from 42.0% in the prior year comparable period. These improvements demonstrate continued margin expansion as our campus operations scale.

Selling, general and administrative expense. Selling, general and administrative expense increased $14.5 million, or 22.8% to $77.8 million for the three months ended September 30, 2025, compared to $63.3 million for the same period in 2024. This includes a $1.1 million reduction related to the Transitional segment, which had expenses in the prior year but none in the current period.

Administrative expenses increased $6.3 million, or 28.3%, primarily due to higher costs associated with our growing student population, increased compensation expenses, including performance-based incentives tied to improved financial performance, and a greater number of employee medical claims.

Index
Student services expense increased $1.0 million or 18%, driven by continued investments in staffing and support infrastructure to serve a growing student base.

Marketing expense increased by $3.5 million, or 28.5% resulting from planned investments and the timing of the marketing activities.

Provision for credit losses. While the provision increased in absolute terms, it declined as a percentage of revenue from 13.3% to 12.4% year-over-year.

Gain on insurance proceeds. During the three months ended September 30, 2024, the Company received gross insurance proceeds in the amount of $2.8 million relating to hail damage at one of our campuses.

Selling, general and administrative expenses, as a percentage of revenue was 55.0% for the three months ended September 30, 2025, compared to 55.4% for the same period in 2024.

Net interest income/(expense). Net interest expense was $1.0 million for the three months ended September 30, 2025, compared to $0.2 million in the same period in 2024. The increase was primarily driven by a reduction in interest income resulting from lower average cash balances during the period, as funds were used for capital expenditures, and by higher interest expense on borrowings.

Income taxes. Income tax provision was $1.5 million for the three months ended September 30, 2025, representing an effective tax rate of 28.2% of pre-tax income, compared to $1.7 million income tax provision and an effective tax rate of 29.7% in the prior year comparable period.

Segment Results of Operations

The Company’s business is organized into two reportable business segments: Campus Operations and Transitional. These segments are defined below:

Campus Operations – The Campus Operations segment includes all campuses that are continuing in operation and contribute to the Company’s core operations and performance.

Transitional – The Transitional segment refers to campuses that have been marked for closure and are being taught out. As of September 30, 2025, no campuses were classified in the Transitional segment. During the prior year, the Company’s Summerlin, Las Vegas campus was classified in the Transitional segment. The sale of the Summerlin campus was consummated on January 1, 2025.

We evaluate performance based on operating results. Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

The following table presents selected operating metrics for our two reportable segments for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	% Change
Revenue:
Campus Operations	$141,389	$112,745	25.4%
Transitional	-	1,665	(100)%
Total	$141,389	$114,410	23.6%

Operating Income (loss):
Campus Operations	$23,261	$15,506	50.0%
Transitional	-	(640)	100%
Corporate	(16,976)	(9,044)	(87.7)%
Total	$6,285	$5,822	8.0%

Starts:*
Campus Operations	6,445	6,081	6.0%
Transitional	-	162	(100)%
Total	6,445	6,243	3.2%

Average Population:*
Campus Operations	16,763	14,011	19.6%
Transitional	-	298	(100)%
Total	16,763	14,309	17.2%

End of Period Population:
Campus Operations	18,244	15,563	17.2%
Transitional	-	324	(100)%
Total	18,244	15,887	14.8%

 *Excludes 2,764 student starts on July 1, 2025, to align with comparable student start activity in the prior year which occurred in the last week of June 2024

Index
Campus Operations
Operating income increased $7.8 million, or 50.0% to $23.3 million for the three months ended September 30, 2025, from $15.5 million in the prior year comparable period. The change compared to the prior year comparable period was mainly driven by the following factors:

•	Revenue increased $28.6 million, or 25.4% to $141.4 million for the three months ended September 30, 2025, from $112.7 million in the prior year comparable period. Revenue growth was primarily due to a 19.6% increase in average student population and the timing of books and tools revenue this quarter.

•	Educational services and facilities expense increased $10.4 million, or 22.2% to $57.3 million for the three months ended September 30, 2025, from $46.9 million in the prior year comparable period. The primary driver of the increase was higher costs associated with supporting a larger student population, higher books and tools expense due to the timing of program starts, as well as depreciation expense, largely resulting from capital investments to support our growth initiatives.

•	Total educational services and facilities expense and instructional expense declined as a percentage of revenue by 1.1% and 1.8%, respectively for the three months ended September 30, 2025, compared to the prior year comparable period, reflecting continued margin expansion

•
Selling, general, and administrative expenses increased $10.5 million, or 20.8%, to $60.8 million for the quarter ended September 30, 2025, compared to $50.4 million in the prior year comparable period. This increase was primarily driven by higher administrative expenses associated with supporting a larger student population. Additionally, student services costs rose in line with the growing student base.

Transitional
In the fourth quarter of 2024, the Board of Directors approved a plan to close the Summerlin, Las Vegas campus. The sale of the Summerlin campus was consummated on January 1, 2025. During the prior year, the Summerlin campus was classified in the Transitional segment.

•	Revenue decreased $1.7 million, or 100.0% to zero for the three months ended September 30, 2025, from $1.7 million in the prior year comparable period.

Total operating expenses decreased $2.3 million, or 100.0% to zero for the three months ended September 30, 2025, from $2.3 million in the prior year comparable period.

The change in operating performance was the result of closing the Summerlin campus and no longer enrolling new students at the campus.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company. Corporate and other expenses were $17.0 million for the three months ended September 30, 2025, compared to $9.0 million in the prior year comparable period. The increase was primarily driven by higher salaries and benefits due to workforce expansion to support a larger student population and to execute our growth initiatives. Additionally, employee medical claims increased, and performance-based incentive compensation increased tied to improved financial performance.

Index
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Consolidated Results of Operations

Revenue. Revenue increased $54.7 million, or 17.1% to $375.4 million for the nine months ended September 30, 2025, from $320.7 million in the prior year comparable period. Revenue growth was primarily due to a 15.4% increase in average student population.

	Nine months ended September 30,
Consolidated	2025	2024	% Change
Revenue (millions)	$375.4	$320.7	17.1%

Total new student starts	16,976	15,163	12.0%
Average student population	16,082	13,933	15.4%
End of period student population	18,244	15,887	14.8%

	Nine Months Ended September 30,
	Consolidated		Campus Operations		Transitional		Corporate
	2025	2024	2025	2024	2025	2024	2025	2024
REVENUE	$375,369	$320,691	$375,369	$315,301	$-	$5,390	$-	$-
COSTS AND EXPENSES:
Instructional	71,372	67,833	71,372	66,030	-	1,803	-	-
Books and tools	29,393	25,472	29,393	24,673	-	799	-	-
Facilities	37,257	34,352	37,257	33,621	-	731	-	-
Depreciation and amortization	13,461	8,982	13,461	8,926	-	56	-	-
Educational services and facilities	151,483	136,639	151,483	133,250	-	3,389	-	-

Sales and marketing	63,920	58,222	63,920	56,968	-	1,254	-	-
Student services	18,933	16,302	18,933	15,640	-	662	-	-
Provision for credit losses	42,584	40,823	42,542	40,175	-	648	42	-
Administrative	85,866	65,815	34,750	30,425	-	871	51,116	34,519
Depreciation and amortization	472	535	-	-	-	-	472	535
Selling, general and administrative	211,775	181,697	160,145	143,208	-	3,435	51,630	35,054
(Gain) loss on sale of assets	(466)	901	(500)	590	-	-	34	311
Gain on insurance proceeds	-	(2,794)	-	-	-	-	-	(2,794)
Total costs and expenses	362,792	316,443	311,128	277,048	-	6,824	51,664	32,571
OPERATING INCOME (LOSS)	$12,577	$4,248	$64,241	$38,253	$-	$(1,434)	$(51,664)	$(32,571)

Educational services and facilities expense. Educational services and facilities expense increased by $14.9 million, or 10.9%, to $151.5 million for the nine months ended September 30, 2025, compared to $136.6 million for the same period in 2024. This increase includes a $3.4 million reduction related to the Transitional segment, which incurred expenses only in prior year. On a comparable basis, educational services and facilities expense increased by $18.3 million.

The primary driver of the increase was depreciation expense, largely resulting from capital investments to support our growth initiatives. The remaining increase was attributable to higher costs associated with supporting a larger student population, including market-based adjustments to instructional compensation to remain competitive and retain talent.

As a percentage of revenue, instructional expenses decreased to 19.0% for the nine months ended September 30, 2025, from 21.2% in the prior year comparable period, reflecting improved operating efficiency. Similarly, educational services and facilities expense as a percentage of revenue declined to 40.4% from 42.6% in the prior year comparable period. These improvements demonstrate continued margin expansion as we scale operations.

Selling, general and administrative expense. Selling, general and administrative expense increased $30.1 million, or 16.6%, to $211.8 million for the nine months ended September 30, 2025, compared to $181.7 million for the same period in 2024. This includes a $3.4 million reduction related to the Transitional segment, which had expenses in the prior year but none in the current period.

Index
Administrative expenses rose $20.0 million, or 30.5%, primarily due to a greater number of employee medical claims and increased costs associated with our expanding student population and improved financial performance.

Student services expense increased $2.6 million, or 16.1%, driven by continued investments in staffing and support infrastructure to serve a growing student base.

Marketing expense increased by $3.0 million or 8.5% year over year driven by planned investments in new programs and initiatives.

Provision for credit losses. While the provision increased in absolute terms, it declined as a percentage of revenue from 12.7% to 11.3% year-over-year.

Selling, general and administrative expenses, as a percentage of revenue, was 56.4%, compared to 56.7% in the prior year comparable period.

(Gain) Loss on Sale of Assets. Gain on sale was $0.5 million for the nine months ended September 30, 2025, compared to a loss of $0.9 million in the prior year.

Gain on insurance proceeds. During the nine months ended September 30, 2024, the Company received gross insurance proceeds in the amount of $2.8 million relating to hail damage at one of our campuses.

Net interest expense. Net interest expense was $2.4 million for the nine months ended September 30, 2025, compared to net interest expense of $0.1 million for the nine months ended September 30, 2024, primarily driven by a reduction in interest income resulting from lower average cash balances during the period, as funds were used for capital expenditures, and by higher interest expense on borrowings.

Income taxes. Income tax provision was $2.9 million for the nine months ended September 30, 2025, representing an effective tax rate of 28.4% of pre-tax income, compared to $1.1 million income tax provision and an effective tax rate of 26.4% in the prior year comparable period.

Segment Results of Operations

We evaluate performance based on operating results. Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

The following table presents selected operating metrics for our two reportable segments for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	% Change
Revenue:
Campus Operations	$375,369	$315,301	19.1%
Transitional	-	5,390	(100)%
Total	$375,369	$320,691	17.1%

Operating Income (loss):
Campus Operations	$64,241	$38,253	67.9%
Transitional	-	(1,434)	100%
Corporate	(51,664)	(32,571)	(58.6)%
Total	$12,577	$4,248	196.1%

Starts:
Campus Operations	16,976	14,756	15.0%
Transitional	-	407	100%
Total	16,976	15,163	12.0%

Average Population:
Campus Operations	16,082	13,605	18.2%
Transitional	-	328	(100)%
Total	16,082	13,933	15.4%

End of Period Population:
Campus Operations	18,244	15,563	17.2%
Transitional	-	324	(100)%
Total	18,244	15,887	14.8%

Index
Campus Operations
Operating income increased $26.0 million, or 67.9% to $64.2 million for the nine months ended September 30, 2025, from $38.3 million in the prior year comparable period. The change compared to the prior year was mainly driven by the following factors:

•
Revenue increased $60.1 million, or 19.1% to $375.4 million for the nine months ended September 30, 2025, from $315.3 million in the prior year comparable period. Revenue growth was primarily due to a 18.2% increase in average student population.

•
Educational services and facilities expense increased $18.2 million, or 13.7% to $151.5 million for the nine months ended September 30, 2025, from $133.3 million in the prior year comparable period. The primary driver of the increase was attributable to higher costs associated with supporting a larger student population as well as higher depreciation expense, largely resulting from capital investments to support our growth initiatives.

•
Selling, general and administrative expenses increased $16.9 million, or 11.8% to $160.1 million for the nine months ended September 30, 2025, compared to $143.2 million in the prior year comparable period. The increase was primarily driven by higher sales and marketing expense due to planned investments in new programs and initiatives and higher administrative expenses associated with supporting a larger student population. Additionally, student services costs rose in line with the growing student base.

Transitional
In the fourth quarter of 2024, the Board of Directors approved a plan to close the Summerlin, Las Vegas campus. The sale of the Summerlin campus was consummated on January 1, 2025. During the prior year, the Summerlin campus was classified in the Transitional segment.

•	Revenue decreased $5.4 million, or 100.0% to zero for the nine months ended September 30, 2025, from $5.4 million in the prior year comparable period.

•	Total operating expenses decreased $6.8 million, or 100.0% to zero for the nine months ended September 30, 2025, from $6.8 million in the prior year comparable period.

The change in operating performance was the result of closing the campus and no longer enrolling new students.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company. Corporate and other expenses were $51.7 million for the nine months ended September 30, 2025, compared to $32.6 million in the prior year comparable period. The increase was primarily driven by higher salaries and benefits due to workforce expansion to support a larger student population and to execute our growth initiatives. Additionally, employee medical claims increased and performance-based incentive compensation increased in line with improved financial performance.

LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal source of liquidity has been cash provided by operating activities. The following chart summarizes the principal elements of our cash flow for each of the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by (used in) operating activities	$15,803	$(993)
Net cash used in investing activities	$(67,633)	$(22,199)
Net cash provided by (used in) financing activities	$6,037	$(3,115)

Index
As of September 30, 2025, the Company had $13.5 million in cash and cash equivalents, compared to $54.0 million in cash and cash equivalents as of September 30, 2024. The change in cash position from the prior year comparable period was primarily driven by increased capital expenditures due to campus expansion.

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

Net cash provided by operating activities was $15.8 million for the nine months ended September 30, 2025, compared to net cash used in operating activities of $1.0 million in the prior year comparable period. The increase in cash position was primarily driven by changes in working capital and higher net income.

Investing Activities

Net cash used in investing activities was $67.6 million for the nine months ended September 30, 2025, compared to $22.2 million net cash used in investing activities in the prior year comparable period primarily driven by higher capital expenditures associated with growth initiatives.

Capital expenditures for the nine months ended September 30, 2025, were $68.1 million compared to $32.1 million in the prior year comparable period. The increase in planned capital expenditures includes the buildouts to relocate the Nashville, Tennessee, and Levittown, Pennsylvania campuses and the buildout for the new Houston, Texas and Hicksville, New York campuses. In addition, we continue to invest to expand programs at existing campuses which demonstrate high market demand and successful student outcomes. We expect to fund future capital expenditures with cash generated from operating activities and cash on hand.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025, was $6.0 million, compared to $3.1 million of cash used in financing activity in the three and nine months ended September 30, 2024. The increase in cash position was primarily due to net borrowings in the current period.

Credit Facility

On February 16, 2024, the Company entered into a secured credit agreement (as subsequently amended, the “Fifth Third Credit Agreement”) with Fifth Third Bank, National Association (the “Bank”), pursuant to which the Company, as borrower, obtained a revolving credit facility in the aggregate principal amount of $40.0 million including a $10.0 million letter of credit sublimit and a $20.0 million accordion feature (as subsequently amended, the “Facility”), the proceeds of which are to be used for working capital, general corporate and certain other permitted purposes. The Facility is guaranteed by the Company’s wholly owned subsidiaries and is secured by a first priority lien in favor of the Bank on substantially all of the personal property owned by the Company and its subsidiaries. The term of the Facility is 36 months, maturing on February 16, 2027.

Index
Each advance under the Facility will bear interest on the outstanding principal amount thereof from the date when made at an interest rate determined at the election of the Company at either the Tranche Rate (which is the forward-looking Secured Overnight Financing Rate (SOFR) for one or three months), or the Base Rate (which is a variable per annum rate, as of any date of determination, equal to the Bank’s Prime Rate), plus an Applicable Margin. The Applicable Margin is determined pursuant to a Pricing Grid, which for loans subject to the Tranche Rate varies from 1.75% to 2.50% and for loans subject to the Base Rate varies from 0.75% to 1.50%. The Applicable Margin may change quarterly based on the Total Leverage Ratio at such time. The Total Leverage Ratio is determined with respect to the Company and its subsidiaries on a consolidated basis for an applicable quarterly period by dividing the aggregate principal amount of various forms of borrowed indebtedness as of the last day of a determination period by earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for such period. Interest is paid in arrears, either quarterly or monthly depending on the Company’s interest rate election, with the principal due at maturity.

Under the terms of the Fifth Third Credit Agreement, the Company will pay to the Bank an unused facility fee on the average daily unused balance of the Facility at a rate per annum equal to 0.50%, which fee is payable in arrears on dates when interest is due and payable. For the three and nine months ended September 30, 2025 and 2024, the Company paid approximately $0.1 million and $0.2 million, and $0.1 million and $0.1 million, respectively, in unused facility fees, which were expensed as incurred. The Company will also pay to the Bank a letter of credit fee equal to the Applicable Margin for loans subject to the Tranche Rate multiplied by the maximum amount available to be drawn under such letter of credit. For the three and nine months ended September 30, 2025 and 2024, the fees were not material.

The Fifth Third Credit Agreement contains customary representations, warranties and affirmative and negative covenants, as well as events of default customary for facilities of this type.

On July 18, 2024, the Company entered into a first amendment (the “First Amendment”) to the Fifth Third Credit Agreement. Among other things, the First Amendment effects certain modifications to (i) clarify certain representations and affirmative covenants of the Company, (ii) clarify certain conditions to each advance, (iii) clarify and/or replace certain events of default, and (iv) delete or revise certain definitions in order to harmonize them with the other modifications made. The First Amendment also contains customary releases, representations and warranties and reaffirmations consistent with the original terms of the Fifth Third Credit Agreement. Except as set forth above, the First Amendment does not materially alter the Fifth Third Credit Agreement.

On March 11, 2025, the Company entered into a second amendment (the “Second Amendment”) to the Fifth Third Credit Agreement, which increased the aggregate principal amount available under the Facility from $40.0 million to $60.0 million. The Second Amendment also expanded the accordion feature from $20.0 million to $25.0 million and extended the maturity date of the Facility from February 16, 2027, to March 7, 2028. The Second Amendment provides additional financial flexibility to support the Company’s long-term growth objectives. Except as set forth above, the Second Amendment does not materially alter the Fifth Third Credit Agreement.

In connection with the Fifth Third Credit Agreement, total fees paid during 2024 were approximately $0.5 million, which included bank and legal costs, in addition to other customary expenses and reimbursements. These fees were capitalized in the prior year and are being amortized over the term of the Fifth Third Credit Agreement. During the nine months ended September 30, 2025, the Company incurred additional bank and legal fees of $0.1 million in connection with the Second Amendment. The fees were capitalized and are being amortized over the term of the Second Amendment. For the three and nine months ended September 30, 2025, interest paid in connection with the Fifth Third Credit Agreement was $0.3 million and $0.4 million, respectively.

As of September 30, 2025, the Company had $8.0 million outstanding under the Facility.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments. As of September 30, 2025, the Company had $8.0 million in debt outstanding under the Facility. We lease offices, educational facilities and various items of equipment for varying periods through the year 2045 at basic annual rental rates (excluding taxes, insurance, and other expenses under certain leases).

As of September 30, 2025, the Company had outstanding loan principal commitments to our active students of $55.3 million. These are institutional loans, and no cash is advanced to students. The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are required to fund their education using these funds and they are not reported on our financial statements.

Regulatory Updates

Congressional and Presidential Action

Political and budgetary concerns significantly affect Title IV Programs. Congress periodically revises the Higher Education Act of 1965 ("HEA") and other laws governing Title IV Programs. In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Congress can also make changes in the laws affecting Title IV Programs in the annual appropriations bills and in other laws it enacts between the HEA reauthorizations.

Index
On October 1, 2025, Congress failed to pass appropriations or other funding bills by the end of the federal fiscal year and, as a result, a government shutdown began in which the federal government ceased non-essential operations until new appropriations are approved and enacted. The U.S. Department of Education (the “DOE”) published an electronic announcement on October 1, 2025, stating that there would be minimal impact on students and schools and their ability to participate in the Title IV program because, while DOE offices would be closed during the lapse of appropriations, the majority of its federal student aid processors, contact centers, and websites would remain operational. The DOE also stated in a memorandum dated September 28, 2025, that it would continue to disburse student aid such as Pell Grants and Federal Direct Student loans and that student loan borrowers will still be required to make payments on their outstanding student debt.

Some of our students receive financial aid from federal sources other than Title IV Programs, such as programs administered by the U.S. Department of Veterans Affairs ("VA"). On October 2, 2025, the VA published an announcement indicating that it would be unable to perform certain duties and responsibilities during the government shutdown that commenced on October 1, 2025, but noting that VA benefits would continue to be processed and delivered, including education benefits and certain other benefits.

We cannot predict the scope, timing or likelihood of future actions and changes by Congress, the President or the DOE with respect to the operations and existence of the DOE or the laws and regulations applicable to and the funding for the Title IV Programs. Moreover, we cannot predict the duration of the current or future government shutdowns or whether they could lead to disruptions in VA benefits or Title IV Programs resulting from the government shutdown or the appropriations process.

Negotiated Rulemaking

On July 24, 2025, the DOE announced in the Federal Register its intent to establish two negotiated rulemaking committees. One committee will consider changes to the federal student loan programs and the other committee will consider changes to institutional and programmatic accountability, the Pell Grant Program, and other changes to the Title IV, HEA programs. See Form 10-Q for the quarterly period ended June 30, 2025 at “Regulatory Updates – Negotiated Rulemaking.” This rulemaking is necessary to implement recent statutory changes to the Title IV, HEA programs included in the One Big Beautiful Bill Act (“OBBB Act”), as well as to implement other Trump Administration priorities. As previously disclosed, Congress passed the OBBB Act, which was signed by the President on July 4, 2025, has a general effective date of July 1, 2026 (with exceptions), and enacts several changes to the HEA that will impact us and our schools. See Form 10-Q for quarterly period ended June 30, 2025 at “Regulatory Updates – Congress and Presidential Action.” The committee considering changes to the federal student loan programs began meeting from September 29, 2025, to October 3, 2025 and is scheduled to continue negotiations in early November 2025. The negotiated rulemaking committee considering changes to institutional and programmatic accountability (including measures related to financial value transparency and gainful employment and measures from the OBBB Act related to programs with low earnings), the Pell Grant Program, and other Title IV programs is scheduled to meet in December 2025, and January 2026.

We cannot predict the timing, scope, and final content of any regulations or guidance the DOE might issue as a result of either the OBBB Act and the ongoing negotiated rulemaking processes or during any other process the DOE might complete in the future. We also cannot predict with certainty the extent to which our schools and educational programs will be able to comply with the revised requirements or the extent to which the revisions and reduced aid eligibility will impact our enrollments. Although some or all of future DOE regulations could be favorable to us and our schools, new DOE regulations could increase the possibility that our schools could be subject to additional reporting requirements, to potential liabilities and sanctions, and to potential loss of Title IV eligibility if our efforts to modify our operations to comply with any new requirements are unsuccessful which could have a significant impact on our business and results of operations.

Gainful Employment

On October 10, 2023, the DOE published final new gainful employment and financial value transparency regulations which had a general effective date of July 1, 2024. The new regulations establish rules for annually evaluating each of our educational programs based on the calculation of debt-to-earnings rates (an annual debt-to-earnings rate and a discretionary debt-to-earnings rate) and an earnings premium measure based on an evaluation of median annual earnings. The regulations also include provisions for providing certifications and reporting data to the DOE and providing required student disclosures related to gainful employment. See Form 10-K at “Regulatory Environment – Gainful Employment.”

In December 2023, and March 2024, two lawsuits were filed against the DOE to challenge the gainful employment and financial value transparency regulations. On October 2, 2025, the U.S. District Court for the Northern District of Texas granted the DOE’s motion for summary judgment, leaving in place the 2023 gainful employment and financial value transparency rule. The plaintiffs may appeal the decision to the Fifth Circuit Court of Appeals. In the meantime, the DOE published additional guidance regarding deadlines for reporting data to the DOE and regarding steps the DOE intends to take after the federal government reopens toward preparing data for review by schools before its use in calculating official outcome rates.

Index
The DOE established a negotiated rulemaking committee to consider topics including changes in institutional and programmatic accountability measures such as financial value transparence and gainful employment and the loss of Direct Loan eligibility for certain programs with low earnings outcomes for two out of three years. This committee is scheduled to meet in December 2025, and January 2026. We cannot predict whether the DOE will modify the gainful employment and financial value transparency rules as a result of the negotiated rulemaking, nor can we predict the timing, scope, and final content of any regulations the DOE may issue. The implementation of new gainful employment regulations and other institutional and programmatic accountability measure regulations could require us to eliminate or modify certain educational programs, could result in the loss of our students’ access to Title IV Program funds for the affected programs, and could have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.

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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk exposure during the three months ended September 30, 2025. See Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K and those contained in our previously filed Form 10-Qs, which could affect our business, financial condition, or operating results. The risks we describe in our periodic reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results. For the quarter ended September 30, 2025, the Company is not aware of any specific new and additional risk factors that were not previously disclosed.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)
None.
(c)
On May 24, 2022, the Company announced that the Board of Directors had approved a share repurchase program for 12 months authorizing repurchases of up to $30.0 million of the Company’s Common Stock.  On February 27, 2023, the Board of Directors extended the share repurchase program for an additional 12 months and authorized an additional $10.0 million in repurchases, for an aggregate of up to $40.0 million in repurchases. On May 7, 2024, the Company announced that its Board of Directors had authorized an extension of the share repurchase program for an additional 12 months through May 24, 2025. Subsequently, on May 8, 2025, the Company announced that its Board of Directors had authorized an extension of the share repurchase program for another additional 12 months through May 24, 2026. The Company did not repurchase any additional shares in the three months ended September 30, 2025, and has approximately $29.7 million remaining for additional repurchases under the program. To date, the Company has made repurchases totaling approximately 1.7 million shares at an average share price of $5.95 for an aggregate expenditure of approximately $10.3 million.

For more information on the share repurchase plan, see Part I, Item 1. “Notes to Condensed Consolidated Financial Statements”, Note 8 – Stockholders’ Equity.

Item 3.
DEFAULTS UPON SENIOR SECURITIES

(a)
None.
(b)
None

Item 4.
MINE SAFETY DISCLOSURES

None.

Item 5.
OTHER INFORMATION

(a)
None.
(b)
None.
(c)
During the three months ended September 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

3.3	Bylaws of the Company as amended on March 8, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 30, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Company’s 10-Q for the quarter ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: November 10, 2025	By:	/s/ Brian Meyers
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

101*
The following financial statements from the Company’s 10-Q for the quarter ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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