Form 10-K
period 2025-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2026-03-02
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously filed financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 27,112,560 shares of Common Stock held by non-affiliates of the registrant issued and outstanding as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $624,944,508. This amount is based on the closing price of the Common Stock on the Nasdaq Global Select Market of $23.05 per share on that date. Shares of Common Stock held by executive officers, directors and 10% or greater stockholders have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of March 2, 2026 was 31,878,966.

Documents Incorporated by Reference

Certain information required in Part III of this Annual Report on Form 10-K will be included in a definitive proxy statement for the registrant’s annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, in either case filed with the Commission within 120 days after December 31, 2025, and is incorporated by reference herein.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

SIGNATURES

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

●
compliance with the extensive existing regulatory framework applicable to our industry or our failure to timely obtain and maintain regulatory approvals and accreditation;
●
compliance with continuous changes in applicable federal and state laws and regulations including pending rulemaking by the U.S. Department of Education;
●
the effect of current and future Title IV Program regulations arising out of negotiated rulemakings, including any potential reductions in funding or restrictions on the use of funds received through Title IV Programs;
●
successful updating and expansion of the content of existing programs and developing new programs in a cost-effective and timely manner;
●
uncertainties regarding our ability to comply with federal laws and regulations regarding the 90/10 Rule and cohort default rates;
●
successful implementation of our strategic plan;
●
our inability to maintain eligibility for or to process federal student financial assistance;
●
regulatory investigations, or actions that may be commenced against, us or other companies in our industry;
●
changes in the state regulatory environment or budgetary constraints;
●
decline in enrollment;
●
challenges in our students’ ability to find employment as a result of economic conditions;
●
maintenance and expansion of existing industry relationships and development of new industry relationships;
●
a loss of members of our senior management or other key employees;
●
uncertainties associated with opening of new campuses and closing existing campuses;
●
uncertainties associated with integration of acquired schools;
●
industry competition;
●
the effect of any cybersecurity incident;
●
the effect of public health outbreaks, epidemics and pandemics
●
general economic conditions; and
●
other factors discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements speak only as of the date the statements are made. Except as required under the federal securities laws and rules and regulations of the United States Securities and Exchange Commission, we undertake no obligation to update or revise forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

PART I.

ITEM 1.
BUSINESS

Overview

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our”, and “us”, as applicable) provide diversified career-oriented postsecondary education to recent high school graduates and working adults. The Company, which currently operates 22 campuses in 12 states, has entered into leases for two new campuses: one in Hicksville, New York, where programs are expected to begin by the end of 2026, and one in Rowlett, Texas, a northern suburb of Dallas, where the lease commenced in the fourth quarter of 2025, and programs are expected to begin in the first quarter of 2027. The Company offers programs in skilled trades, automotive, health sciences and information technology. The schools operate under the brands Lincoln Technical Institute, Lincoln College of Technology and Nashville Auto Diesel College.

Most of the Company’s campuses serve major metropolitan markets and each typically offers courses in multiple areas of study. Five of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas. All of our campuses are nationally accredited and are eligible to participate in federal financial aid programs administered by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid. The Company was incorporated in New Jersey in 2003 as the successor-in-interest to various acquired schools including Lincoln Technical Institute, Inc. which opened its first campus in Newark, New Jersey in 1946.

As of December 31, 2025, we had 17,046 students enrolled at 22 campuses. Our average enrollment for the fiscal year ended December 31, 2025 was 16,622 students and our annual revenue was $518.2 million, which represented an increase of 17.8% over the prior fiscal year. For more information relating to our revenues, profits and financial condition, please refer to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Index
We believe that we provide our students with the high quality career-oriented training available for our areas of study in our markets, thereby serving students, local employers and their communities. The skills gap continues to expand, as talent retires faster than new employees are hired and as the need for education and training increases in all careers with the accelerating pace of technological change.

We offer programs in areas of study that we believe are typically underserved by traditional providers of postsecondary education and for which we believe that there exists significant demand among students and employers. Furthermore, we believe our convenient class scheduling, career-focused curricula and emphasis on job placement offer our students valuable advantages that have been previously unaddressed by the traditional academic sector. By combining virtual training with traditional classroom-based training led by experienced instructors, we believe we offer our students a unique opportunity to develop practical job skills in many of the key areas of expected job demand. We believe that these job skills enable our students to compete effectively for employment opportunities and to pursue salary and career advancement.

In the last several years, we have further implemented our plan of improving the student experience by adding program offerings, enhancing existing program offerings and expanding geographically with new state of the art campuses. See Part II. Item 8. “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note 6 Leases and Note 8 Real Estate Transactions.”

The Company’s business is organized into two reportable business segments: Campus Operations and Transitional. The Company manages its business, evaluates performance and allocates resources based on these two reportable business segments.

Campus Operations - The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance. All of our campuses continuing in operation are classified in this segment. All of our campuses offer programs across various areas of study.

Transitional – The Transitional segment refers to campuses that are marked for closure and are currently being taught out, in addition to campuses that are held-for-sale. As of December 31, 2025, the Company had no campuses classified as Transitional. As of December 31, 2024, the net assets for the Summerlin, Las Vegas campus were classified as held for sale, with operating results classified within the Transitional segment.  The sale of the Summerlin campus was consummated effective January 1, 2025.  In addition, the Company closed the Somerville, Massachusetts campus in 2023. The Somerville campus was fully taught out as of December 31, 2023.  The Somerville campus was classified in the Transitional segment in the Company's 2023 statement of operations.

Business Strategy

We strive to strengthen our position as a leading provider of career‑oriented postsecondary education by continuing to pursue the following strategy:

●
Expand Geographically. We plan to open new campuses and enter new markets using existing resources or acquisitions. We opened a new campus in Houston, Texas in August 2025, and have signed leases for new campuses in Hicksville, New York, where programs are expected to begin by the end of 2026, and Rowlett, Texas, which is expected to open in the first quarter of 2027. We continue to evaluate opportunities to expand our footprint in markets that support our long-term growth objectives.
●
Replicate Programs and Expand Existing Areas of Study.  We are expanding our program portfolio by introducing in-demand offerings at existing campuses and replicating proven, in-demand programs across locations. This approach allows us to serve local market needs while leveraging our existing curriculum, faculty expertise, and infrastructure.
●
Increase Operating Efficiency. We aim to improve margins and scalability by centralizing operations, standardizing curricula, and leveraging technology such as artificial intelligence to streamline campus functions. By continuing to simplify and standardize our operating model, we believe we can enhance efficiency and support sustainable growth across our organization.
●
Maximize Utilization of Existing Facilities.
We focus on increasing facility usage through enrollment growth, the introduction of new programs, and expanded industry partnerships. In addition, our hybrid teaching model provides increased flexibility to align our real estate footprint with evolving instructional needs.
●
Expand Teaching Platform.
We are transitioning to a hybrid teaching platform, Lincoln 10.0, the implementation of which has been substantially completed and is expected to be finalized by the end of 2026 for all planned programs except for our Licensed Practical Nurse program which should be completed by 2027. This platform is designed to provide greater flexibility, efficiency, and value to students, while supporting a more scalable and standardized academic delivery model.

Programs and Areas of Study

We structure our program offerings to provide our students with a practical, career-oriented education and position them for attractive entry-level job opportunities in their chosen fields. Our diploma/certificate programs typically take between 27 to 104 weeks to complete, with tuition ranging from $14,500 to $44,000. Our associate degree programs typically take between 77 to 94 weeks to complete, with tuition ranging from $34,000 to $43,000. As of December 31, 2025, all of our schools offer diploma and certificate programs and ten of our schools are currently approved to offer associate degree programs. In order to accommodate the schedules of our students and maximize classroom utilization at some of our campuses, we typically offer courses four to five days a week in three shifts per day and start new classes every month. We update and expand our programs frequently to reflect the latest technological advances in the field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

Index
The following table lists the programs offered as of December 31, 2025:

Current Programs Offered
Area of Study	Associate Degree	Diploma and Certificate

Skilled Trades	Electrical and Electronic Systems Technology Service Management, HVAC
Electrical & Electronics Systems Technology, Electrician Training, HVAC, Welding Technology, Welding Fabrication Technology, Welding and Metal Fabrication Technology, Welding with Introduction to Pipefitting, CNC Machining and Manufacturing, Advanced Manufacturing with Robotics

Automotive	Automotive Service Management, Collision Repair & Refinishing Service Management, Diesel & Truck Service Management, Heavy Equipment Maintenance Service Management	Automotive Technology, Collision Repair and Refinishing Technology, Diesel & Truck Technology, Diesel & Truck Technology with Transport Refrigeration, Heavy Equipment Service Technology

Health Sciences & Information Technology	Medical Assisting Technology	Medical Assistant, Patient Care Technician, Dental Assistant, Licensed Practical Nursing, Computer Systems Support Technician

Skilled Trades. For the year ended December 31, 2025, skilled trades were our largest area of study, representing 52% of our total average student enrollment. Our skilled trades programs are 32 to 88 weeks in length, with tuition rates ranging from $21,000 to $36,000. Our skilled trades programs include electrical, heating and air conditioning repair, welding, computerized numerical control and electrical and electronic systems technology. Graduates of our programs are qualified to obtain entry-level employment positions such as electrician, CNC machinist, cable installer, welder, wiring technician, heating, ventilating and air conditioning technician, or HVAC installer. Our graduates are employed by a wide variety of employers, including residential and commercial construction, telecommunications installation companies and architectural firms. As of December 31, 2025, we offered skilled trades programs at 20 campuses.

Automotive.  Automotive is our second largest area of study, with 26% of our total average student enrollment for the year ended December 31, 2025. Our automotive programs are 52 to 94 weeks in length, with tuition rates ranging from $27,000 to $44,000. We believe we are a leading provider of automotive education in each of our local markets. Graduates of our programs are qualified to obtain entry-level employment ranging from positions as technicians and mechanics to apprentice-level positions. Our graduates are employed by a wide variety of companies, ranging from automotive and diesel dealers, to independent auto body paint and repair shops to trucking and construction companies. As of December 31, 2025, we offered programs in automotive at 14 campuses.

Health Sciences & Information Technology.  For the year ended December 31, 2025, 22% of our total average student enrollment was in our health science programs. Our health science programs are 27 to 104 weeks in length, with tuition rates ranging from $15,000 to $34,000. Graduates of our programs are qualified to obtain positions such as licensed practical nurse, dental assistant, medical assistant, medical administrative assistant, and claims examiner. Our graduates are employed by a wide variety of employers, including hospitals, laboratories, insurance companies, and doctors' offices. As of December 31, 2025, we offered health science programs at 12 of our campuses.

Marketing and Student Recruitment

We utilize a variety of marketing and recruiting methods to attract students and increase enrollment. Our marketing and recruiting efforts are targeted at prospective students who are high school graduates entering the workforce, or who are currently underemployed or unemployed and require additional training to enter or re-enter the workforce.

Marketing and Advertising. We utilize a fully integrated, primarily digital marketing approach in our lead generation and admissions process. Our digital marketing efforts—which currently drive the majority of our new student leads and enrollments—include paid search, paid and organic social media, search engine optimization, online video and display advertising, and pay‑per‑lead channels. In addition to these digital initiatives, we also employ traditional media such as television, radio, billboards, direct mail, a variety of print media, and event marketing campaigns, which are intended to support brand awareness and complement our digital strategy. Our integrated marketing campaigns direct prospective students to contact us directly or visit our website or other customized landing pages on the internet where they will find details regarding our programs and campuses and can request additional information regarding the programs that interest them. Prospective students may also apply for admission online. Our internal systems enable us to closely monitor the effectiveness of each marketing execution on a daily or weekly basis and make adjustments accordingly to enhance our efficiency and limit our student acquisition costs.

Referrals. Referrals from current students, high school counselors and satisfied graduates and their employers have historically represented approximately 11.0% of our new student starts. Our school administrators actively work with our current students to encourage them to recommend our programs to prospective students. We seek to build and retain strong relationships with high school guidance counselors and instructors by offering annual seminars at our training facilities to further familiarize these individuals on the strengths of our programs.

Recruiting.  Our recruiting efforts are conducted by a group of approximately 286 campus-based and field representatives who meet directly with prospective students during presentations conducted at high schools, in the prospective students’ homes or during their visit to one of our campuses. We also recruit adult career-seekers or career-changers through our campus-based representatives.

Index
During the fiscal year ended December 31, 2025, we recruited approximately 23% of our students directly out of high school. Field sales continue to be a large part of our business and developing local community relationships is one of our most important recruiting functions.

Student Admissions, Enrollment and Retention

Admissions.  To attend our schools, students must have either a high school diploma or a high school equivalency certificate (or General Education Development Certificate, GED). In addition, students must complete both an admissions interview and learner assessment. We take admissions requirements very seriously as they are the best indicators of our students’ likelihood for program success and completion, leading to successful employment in their chosen industry. The learner assessment is a questionnaire designed to discover challenges and help us to address them prior to the student's enrollment. While each of our programs has different admissions criteria, we screen all applications and counsel prospective students on the most appropriate program to increase the likelihood that they complete the requisite coursework and obtain and sustain employment following graduation.

Enrollment.  We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. As of December 31, 2025, we had 17,046 students enrolled at 22 campuses and our average enrollment during the fiscal year ended December 31, 2025 was 16,622 students.

Retention.  To maximize student retention, the staff at each school is trained to recognize the early warning signs of a potential dropout and to assist and advise students on academic, financial and employment matters. We monitor our retention rates by instructor, course, program, and campus. When we become aware that a particular instructor or program is experiencing a higher-than-normal dropout rate, we quickly seek to determine the cause of the problem and attempt to correct it. When we identify that a student is having trouble academically, we offer tutoring. As we moved to online delivery of instruction, we experienced a slight decline in our student retention rate, but we believe this is temporary and will improve as our faculty becomes better skilled at hybrid teaching. To ensure that this happens, we have developed online teacher training for all faculty.

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

In addition, one of our schools has an internship program that provides our students with opportunities to work with potential employers prior to graduation. For example, some of the students in our automotive programs have the opportunity to complete a portion of their hands-on training in an actual work environment. Also, some of our students in health sciences programs are required to participate in an externship program in which they work in the field as part of their career training. Further, we have formed industry relationships with several Fortune 500 companies to assist them with their hiring needs. We provide these companies with various services including providing graduating student candidates for interviews and providing company-specific training to selected individuals that accelerates their on-boarding. These industry relationships not only provide our students with career opportunities which may include signing bonuses and tuition assistance plans, but also benefit the Company by sometimes providing equipment donations, scholarships and advice that enables us to design our curricula to better meet industry needs.

Human Capital Management

Overview

We believe that each of our employees plays an important role in our enterprise. This is particularly true of our faculty. We are focused on attracting and retaining the highly qualified personnel needed to support our objectives of providing superior education in the programs that our schools provide.

As of December 31, 2025, we had approximately 2,590 employees, including approximately 650 full-time instructors and approximately 400 part-time instructors, and approximately 1,590 employees serving in various administrative and management positions. We had no seasonal workers. The number of individuals comprising our workforce increased by approximately 5.0% in the most recently completed fiscal year.

Staffing Our Schools

Our schools typically are staffed by a school president, a director of career services, a director of education, a director of administrative services, a director of admissions and a variety of instructors, all of whom are industry professionals with experience in the areas of study at that particular school.

Our average student to teacher ratio was approximately 17.7 to 1 during the fiscal year ended December 31, 2025.

Equal Opportunity

We strive to create a culture of opportunity and excellence through our human capital management practices. Our recruitment practices and outreach efforts are designed to maximize the applicant pool and to ensure that we are able to hire the most qualified individuals in the market. The varied perspectives and experiences of our personnel enhance our work. In accordance with our obligations to provide a discrimination-free and harassment-free workplace, we work hard to ensure equal opportunity in hiring, promotions, training and development, working conditions and compensation. In addition, the Company has adopted a Human Rights Policy that reflects, among other things, our commitment to anti-discrimination in hiring and otherwise.

Index
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

Labor Relations

We believe that we have good relationships with all of our employees. At seven of our 22 campuses, the teaching professionals are represented by various unions. Approximately 270 employees are now covered by collective bargaining agreements that expire between 2026 and 2030. Those agreements expiring in the short term will be renegotiated in 2026. We believe that we have good relationships with these unions and with the employees covered by these collective bargaining agreements and do not foresee issues with entering into satisfactory new agreements.

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

Our competition differs in each market depending on the curriculum that we offer. For example, a school offering automotive programs, healthcare services and skilled trades programs will have a different group of competitors than a school offering healthcare services and IT programs. Also, because schools can add new programs within six to 12 months, competition can emerge relatively quickly. Moreover, with online education becoming more prevalent, the number of competitors in each market has increased because students can now attend classes from an online institution. On average, each of our schools has at least three direct competitors and at least a dozen indirect competitors.

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

We are committed to sustainability, conserving energy and limiting waste and regularly review our impact on the environment with a view towards improvement. In addition, we have adopted an Environmental Policy reflecting our commitment in this regard.

Regulatory Environment

The education industry is highly regulated by a wide range of federal and state agencies as well as institutional and programmatic accrediting agencies including the U.S. Department of Education (“DOE”). The vast regulatory schemes to which our industry is subject cover a significant portion of our operations such as our educational programs, instructional staff, administrative procedures, marketing and recruiting efforts, financial stability, administration of financial aid programs, third-party servicers, private loan programs, and facilities, among other things. The various regulatory bodies with oversight over our business periodically issue new requirements, revise existing requirements, and modify their interpretations of existing requirements.

Index
We also are subject to oversight by other federal agencies including the Consumer Financial Protection Bureau (“CFPB”), the Federal Trade Commission (“FTC”), the Departments of Veterans Affairs (“VA”) and the Department of Defense (“DOD”). We cannot predict how any of the regulatory requirements to which we are subject will be applied or whether each of our schools will be able to comply with such requirements in the future.

The various approvals granted by the regulatory entities to which we are subject are what collectively allow our schools to operate and to participate in a variety of government-sponsored financial aid programs that assist students in paying for their education, the most significant of which are the federal student aid programs administered by the DOE under the Higher Education Act of 1965, as amended (the “HEA”). See Part I, Item 1. “Business - Regulatory Environment – State Authorization,” “Regulatory Environment – Accreditation,” “Regulatory Environment – Regulation of Federal Student Financial Aid Programs,” and “Regulatory Environment – Other Financial Assistance Programs.” The HEA and the regulations of the DOE specify extensive criteria and numerous standards that we must satisfy in order to participate in federal financial aid programs under Title IV of the HEA (“Title IV Programs”). Generally, to participate in Title IV Programs, an institution must be licensed or otherwise legally authorized to operate in the state where it is physically located, be accredited by an accreditor recognized by the DOE, be certified as an eligible institution by the DOE, offer at least one eligible program of education, and comply with other statutory and regulatory requirements. Students seeking financial aid under Title IV Programs obtain access to federal student financial aid through a DOE-prescribed application and eligibility certification. Each of our schools currently participates in Title IV Programs. For the fiscal year ended December 31, 2025, approximately 84.7% (calculated based on cash receipts) of our revenues were derived from Title IV Programs. Congress periodically revises the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. Further, the President could issue executive orders or take other actions and the DOE could establish new regulations that could make it more difficult for our schools to operate and comply with applicable regulations.

Also, all of our schools are currently offering both online and in-person learning. Accrediting agencies and some state bodies require schools to obtain approval and meet certain requirements in order to offer programs via distance education in states where the school does not have a campus. The DOE also generally requires that such schools meet the requirements of the state in order to offer programs by distance education in the state. All of our schools are currently approved to offer both distance and in-person learning by the DOE, the Accrediting Commission of Career Schools and Colleges (the "ACCSC"), and the states in which they are physically located. In addition, our Indianapolis school is an institutional participant in the National Council for State Authorization Reciprocity Agreement (“NC-SARA”), which is a voluntary agreement among member states which enables participating schools who are authorized by the state in which they are physically located to offer distance education in other participating states without obtaining additional authorization in those states.

State Authorization

To operate and offer postsecondary educational programs and to be certified to participate in Title IV Programs, each of our schools must be authorized and maintain authorization from the state in which it is physically located. Further, in order for a school to engage in educational or recruiting activities outside of its state of physical location, the school also may be required to obtain and maintain authorization from the states in which it is recruiting students or in which its students are receiving online instruction. The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, student outcomes requirements and reporting, disclosure obligations to students, limitations on mandatory arbitration clauses in enrollment agreements, requirements for distance learning including online and blended courses, financial operations, and other operational matters. Some states prescribe standards of financial responsibility and mandate that institutions post surety bonds. We have posted surety bonds on behalf of our schools and education representatives with multiple states in an aggregate amount of approximately $20.0 million. Currently, each of our schools is authorized by the applicable state education agencies to offer distance and in-person learning in the states in which the school is physically located and is authorized to recruit students in the states in which it recruits students. Our Indianapolis school also is an institutional participant in NC-SARA which enables it to offer distance learning to students located in certain other states. Our other schools have entered into a consortium agreement with our Indianapolis school that has been approved by ACCSC and applicable state education agencies and that enables students enrolled in one of the other schools to take courses online through the Indianapolis school.

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

The practical nursing program offered at three of our campuses in New Jersey is also subject to the requirements of the New Jersey Board of Nursing (“NJBON”), a state occupational agency. Among the various requirements applicable to the practical nursing program is the requirement that at least 75% of the program’s graduates pass the state licensure examination on their first attempt. In 2024, the NJBON placed our Paramus, New Jersey campus (the “Paramus campus”) practical nursing program on probation because, for three consecutive calendar years, less than 75% of the program’s graduates passed the state licensure examination on their first attempt. From the date of being placed on probation, , the NJBON did not allow the Paramus campus to enroll any new students or accept any transfer students in its practical nursing program. However, after reviewing correspondence from the Paramus campus to enroll new practical nursing students at its October 2025 meeting, the NJBON acted to permit the Paramus campus to start enrolling new students starting in January 2026. While the Paramus campus practical nursing program remains on probation, the program achieved the required licensure pass rate established by the NJBON in the 2025 calendar year and is eligible for restoration to accredited status at a future NJBON meeting in 2026.

Index
In general, if any of our schools fail to comply with state licensing requirements, they may be subject to the loss of state licensure or authorization. If any of our schools lost its authorization from the education agency of the state in which the school is located or failed to comply with the DOE’s state authorization requirements, that school would lose its eligibility to participate in Title IV Programs, the Title IV Program eligibility of its related additional locations could be affected, the impacted schools would be unable to offer their programs, and we could be forced to close the school(s). If one of our schools lost its state authorization from a state other than the state in which the school is located, the school would not be able to recruit students or to operate in that state.

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

Accreditation by an accrediting agency recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting agencies must adopt specific standards for their review of educational institutions. As of December 31, 2025, 22 of our campuses are institutionally accredited by the Accrediting Commission of Career Schools and Colleges (the “ACCSC”) which is recognized by the DOE.

If the DOE withdraws the recognition of an accrediting agency, the HEA indicates that the DOE may continue the eligibility of qualified institutions accredited by the accrediting agency for a period of up to 18 months from the date of the withdrawal of the DOE’s recognition of the accrediting agency. If provided, this period would allow time for institutions to apply for accreditation from another DOE-recognized accrediting body. The DOE could impose provisional certification status and other conditions and restrictions on such institutions during this time period. If the DOE declines to continue its recognition of ACCSC and if the subsequent period for obtaining accreditation from another DOE-recognized accrediting agency lapses before we obtain accreditation from another DOE-recognized accrediting agency (or if the DOE does not provide such a period for institutions to obtain other accreditation), our schools could lose Title IV eligibility. On May 25, 2023, the DOE notified ACCSC that it would continue the DOE’s recognition of the agency as a nationally recognized accreditor for three years. On January 27, 2026, the DOE announced its intention to initiate a negotiated rulemaking process to prepare new regulations related to accreditation. See “Regulatory Environment – Negotiated Rulemaking.”

The following is a list of the dates on which each campus was accredited by its accrediting commission and the date by which its accreditation must be renewed.

Accrediting Commission of Career Schools and Colleges Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation
Levittown, PA2	September 1, 2023	May 1, 2028
Union, NJ1	August 14, 2024	February 1,2029
Mahwah, NJ1	November 21, 2024	August 1, 2029
Melrose Park, IL2	November 21, 2024	November 1, 2029
Denver, CO1	September 6, 2022	February 1, 2026[4]
Columbia, MD2	September 1, 2023	February 1, 2027
Grand Prairie, TX1	May 26, 2022	August 1, 2026
Allentown, PA2	May 23, 2023	January 1, 2027
Nashville, TN1	March 8, 2023	May 1, 2027
Indianapolis, IN	May 23, 2023	November 1, 2026
New Britain, CT	December 1, 2023	January 1, 2028
Shelton, CT2	May 23, 2023	September 1, 2028
Queens, NY1	November 21, 2024	June 1, 2028
East Windsor, CT2	March 13, 2024	February 1, 2028
South Plainfield, NJ1	August 14, 2024	August 1, 2029
Iselin, NJ	March 5, 2025	May 1, 2028
Moorestown, NJ3	May 28, 2024	May 1, 2028
Paramus, NJ3	August 14, 2024	May 15, 2028
Lincoln, RI3	September 4, 2024	May 1, 2028
Marietta, GA3	May 1, 2022	May 1, 2027
East Point, GA2	December 20, 2023	December 20, 2025[4]
Houston, TX2	August 12, 2025	August 1, 2027

1    Branch campus of main campus in Indianapolis, IN
2    Branch campus of main campus in New Britain, CT
3    Branch campus of main campus in Iselin, NJ
4    Campus going through reaccreditation

If one of our schools fails to comply with accrediting commission requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation or may be placed on probation or a special monitoring or reporting status which, if the noncompliance is not resolved, could result in loss of accreditation or restrictions on the addition of new locations, new programs, or other substantive changes. If any of our schools loses its accreditation, students attending that school would no longer be eligible to receive Title IV Program funding.

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

Nature of Federal and State Support for Postsecondary Education

As noted above, the federal government provides a substantial part of the financial support for postsecondary education through Title IV Programs, in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible by the DOE. Most aid under Title IV Programs is awarded on the basis of financial need, which is generally defined as the difference between the cost of attending the institution and the expected amount a student and his or her family can reasonably contribute to that cost. A recipient of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of his or her program of study and must meet other applicable eligibility requirements for the receipt of Title IV Program funds. In addition, each school must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students and provide reports on recipient data.

Other Financial Assistance Programs

Some of our students receive financial aid from federal sources other than Title IV Programs, such as programs administered by the VA or states. The eligibility requirements for state financial aid and these other federal aid programs vary among the funding agencies and by program. States that provide financial aid to our students are facing significant budgetary constraints and some of them have reduced the level of state financial aid available to our students. Federal budgetary shortfalls and constraints, or decisions by federal lawmakers to limit or prohibit access by our institutions or their students to federal financial aid, could result in a decrease in the level of federal financial aid for our students.

In the fiscal year ended December 31, 2025, we derived approximately 4.8% of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill and Veteran Readiness and Employment services. To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA, including that the institution must, among other things, report on the enrollment status of eligible students, maintain student records and make such records available for inspection, follow rules applicable to the individual benefits programs, comply with rules applicable to distance education and hybrid programs, and comply with applicable limits on the percentage of students having a portion of their tuition or other institutional charges paid by the school or with certain veterans’ benefits. If we fail to comply with these or other applicable requirements, we could be subject to liabilities or sanctions including the loss of eligibility to participate in the programs.

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

Regulation of Federal Student Financial Aid Programs

As noted above, in order to participate in Title IV Programs, an institution must be authorized to offer its programs by the state education agencies in the state in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after reviewing and approving the institution’s application to participate in Title IV Programs. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes as of December 31, 2025 we had the following three institutions, collectively consisting of three main campuses and 19 additional locations:

Index

Main Institution/Campus(es)	Additional Location(s)
Iselin, NJ	Moorestown, NJ
Paramus, NJ
Lincoln, RI
Marietta, GA

New Britain, CT	Shelton, CT
Levittown, PA
East Windsor, CT
Melrose Park, IL
Allentown, PA
Columbia, MD
East Point, GA

Indianapolis, IN	Grand Prairie, TX
Nashville, TN
Denver, CO
Union, NJ
Mahwah, NJ
Queens, NY
South Plainfield, NJ
Houston, TX

Each of our institutions must periodically apply to the DOE for continued certification to participate in Title IV Programs. The institution also must apply for recertification when it undergoes a change in ownership resulting in a change of control and may come under DOE review when it undergoes a substantive change that requires the submission of an application, such as opening an additional location or raising the highest academic credential it offers. All institutions are recertified on various dates for various periods of time. The following table sets forth the expiration dates for each of our institutions’ current Title IV program participation agreements:

Expiration Date of Current
Program Participation
Institution	Agreement
Iselin, NJ	December 31, 2028
Indianapolis, IN	June 30, 2029
New Britain, CT	December 31, 2028

The DOE recently issued a new program participation agreement to each of our institutions for continued certification to participate in Title IV Programs. The DOE provided each of our institutions with a program participation agreement without subjecting the institution to “provisional” certification as it had in the prior program participation agreement for each institution. The DOE typically provides provisional certification status to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility. An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event the DOE takes certain adverse actions against the institution, is required to obtain prior DOE approvals of new campuses and educational programs, and may be subject to heightened scrutiny by the DOE. Provisional certification status makes it easier for the DOE to revoke or decline to renew our Title IV eligibility if the DOE chooses to take such an action against us and other provisionally certified for-profit schools without undergoing a formal administrative appeal process.

In 2023, the DOE published final regulations on a variety of topics, including but not limited to, regulations to authorize additional conditions and restrictions on provisionally certified institutions. See Part I, Item 1. “Business - Regulatory Environment – Negotiated Rulemaking.” The regulations had a general effective date of July 1, 2024 and expanded the grounds for placing institutions on provisional certification status, expanded the types of conditions the DOE may impose on provisionally certified institutions, and expanded the number of requirements contained in the institution’s program participation agreement with the DOE (including, among other requirements, an obligation to comply with all state laws related to closure).

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

Index
The new regulations increase the possibility that our schools could be placed in the future on provisional certification status, be subject to additional reporting requirements and other conditions and sanctions such as letter of credit requirements and be subject to a potential loss of Title IV eligibility if our efforts to comply with the new regulations are unsuccessful.

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

However, Congress also reviews and determines federal appropriations for Title IV Programs on an annual basis and can make changes in the laws affecting Title IV Programs in the annual appropriations bills and in other laws it enacts between the HEA reauthorizations such as the recently enacted “One Big Beautiful Bill Act” (“the OBBB Act”), or its recent amendment to the 90/10 Rule in the HEA. See Part I, Item 1. “Business - Regulatory Environment – 90/10 Rule.” Similarly, the President can issue executive orders or take other actions, and the DOE could establish new regulations or publish new guidance, that could make it more difficult for our schools to operate and comply with applicable regulations. Therefore, the requirements for Title IV Programs are subject to change at any time.

Moreover, Congress or the President could take action to downsize or eliminate the DOE or transfer some or all of the authority and responsibilities of the DOE to another agency. For example, on March 20, 2025, the President signed an Executive Order (an "EO") to take all necessary steps to facilitate the closure of the DOE. The EO did not specify the precise steps or schedule that would be followed for closing the DOE or how the federal student aid programs would be administered or potentially transferred to another agency. The DOE was created in 1979 through Congressional action and similar Congressional action would be required to dissolve the DOE. Accordingly, we cannot predict whether, when, and to what extent the DOE will be downsized, eliminated or replaced and whether Congressional action and/or judicial action in response to lawsuits could impede efforts by the President and DOE to make such changes.

Last year, the DOE announced a reduction in force (a "RIF") impacting nearly 50% of the DOE’s workforce and placing the impacted DOE staff on administrative leave beginning March 21, 2025. The DOE noted that all divisions within the DOE were impacted by the RIF with some divisions requiring significant reorganization. However, notwithstanding these actions and assurances by the DOE, it is possible that the RIF and other recent and future changes at DOE could result in delays and disruptions to Title IV funding at our schools or to other actions by the DOE related to our participation in the Title IV Programs such as, but not limited to, granting approvals for school acquisitions, adding new programs to existing schools, or adding new school locations.

If Congress fails to pass appropriations or other funding bills on a timely basis, it could result in a government shutdown until new appropriations or funding are approved and enacted. Although agencies like the DOE have taken steps during past government shutdowns to maintain essential operations and reduce impact on affected parties, a future government shutdown could result in adverse impacts for us, our schools, and our students. For example, if the shutdown disrupts our ability to draw down Title IV federal student aid or other federal aid for our students; disrupts the operations of federal student aid processors, contact centers and websites; or delays our ability to obtain DOE approval of changes at one or more of our institutions or to obtain other needed services from the DOE.

Because a significant percentage of our revenues are derived from Title IV Programs, any action by Congress, the President or the DOE that significantly reduces or disrupts Title IV Program funding, that limits or restricts the ability of our schools, programs, or students to receive funding through the Title IV Programs or that imposes new restrictions or constraints upon our business or operations could reduce our student enrollment and our revenues, and could increase our administrative costs and require us to arrange for alternative sources of financial aid for our students and require us to modify our practices in order for our schools to comply fully with Title IV Program requirements.

We cannot predict the scope, timing or likelihood of future actions and changes by Congress, the President or the DOE with respect to the operations and existence of the DOE or the laws and regulations applicable to and the funding for the Title IV Programs. Moreover, we cannot predict the duration of any future government shutdowns or whether they could lead to disruptions in Title IV Programs or other federal student aid programs that could adversely impact us, our schools, and our students.

Further, current requirements for student or school participation in Title IV Programs may change or one or more of the present Title IV Programs could be replaced by other programs with materially different student or school eligibility requirements. The potential for changes related to the DOE or Title IV Programs that may be adverse to us and other for-profit schools like ours may increase as a result of changes in political leadership. If we cannot comply with the provisions of the HEA and the regulations of the DOE as they may be revised or with the terms of an executive order or other Presidential action or if the cost of such compliance is excessive or if funding is materially reduced or disrupted by changes in Title IV Programs or DOE, our revenues or profit margin could be materially adversely affected.

Last year Congress passed the OBBB Act which enacts several changes to the HEA that will impact us and our schools including, but not limited to, new limits on the amount of Title IV loans that students and parents can borrow in some circumstances, new accountability metrics on undergraduate and graduate degree programs that must be met in order for an educational program to avoid losing Direct Loan eligibility, and new laws restoring prior regulations related to borrower defense to repayment and closed school loan discharges and delaying the effective date of previously published new regulations on these topics until July 1, 2035. The DOE is engaged in a rulemaking process to establish new regulations that, among other things, help implement provisions of the OBBB Act. See “Regulatory Environment – Negotiated Rulemaking.” The OBBB Act has a general effective date of July 1, 2026 with certain exceptions and grandfathering provisions. We cannot predict the timing and content of any rules or guidance the DOE may issue to implement or interpret the OBBB Act, nor can we predict with certainty the extent to which our schools and our educational programs will be able to comply with the revised requirements or the extent to which the revisions and reduced aid eligibility will impact our enrollments.

Index
Gainful Employment and Accountability Metrics. In 2023, the DOE published final new gainful employment and financial value transparency regulations which had a general effective date of July 1, 2024.

These new regulations established rules for annually evaluating each of our educational programs based on the calculation of debt-to-earnings rates (an annual debt-to-earnings rate and a discretionary debt-to-earnings rate) and an earnings premium measure based on an evaluation of median annual earnings. The regulations outlined complex regulatory formulas for calculating these rates and measures using data such as student debt (including not only Title IV loans but also certain private loans and extensions of credit), student earnings data, and comparative median earnings data for young working adults with only a high school diploma or GED (including state-by-state annual earnings thresholds for 2024 published by the DOE on December 31, 2024). Under these regulations, if one or more of our educational programs were to yield debt-to-earnings rates or an earnings premium measure that did not comply with regulatory benchmarks for two of three consecutive years, we would lose Title IV eligibility for each of the impacted educational programs. The regulations also require us to provide warnings to current and prospective students for programs in danger of losing of Title IV eligibility (which could deter prospective students from enrolling and current students from continuing their respective programs). The regulations also include provisions for providing certifications and reporting data to the DOE and providing required student disclosures related to gainful employment.

Lawsuits were filed in 2023, and 2024, against the DOE to challenging the gainful employment and financial value transparency regulations. The U.S. District Court for the Northern District of Texas granted the DOE’s motion for summary judgment, leaving in place the 2023 gainful employment and financial value transparency rule. The plaintiffs appealed the decision to the Fifth Circuit Court of Appeals and the DOE subsequently published additional guidance regarding deadlines for reporting data to the DOE and steps the DOE intended to take toward preparing data for review by schools before its use in calculating official outcome rates.

The DOE established a negotiated rulemaking committee that reached a consensus on January 9, 2026, on proposed regulations that the DOE stated were intended to harmonize the accountability metrics in the OBBB Act with the aforementioned financial value transparency and gainful employment regulations by proposing uniform accountability requirements applicable to all educational programs across all educational sectors. The DOE noted that the proposed regulations eliminate the “debt-to-earnings” measures under the gainful employment regulations.  Instead, the proposed regulations establish and describe an earnings premium framework for undergraduate certificate and degree programs that would compare graduate earnings to those of holders of high school diplomas and for graduate programs that would compare graduate earnings to those of bachelor’s degree holders. Under the proposed framework, an educational program would lose access to the Direct Loan program if it fails to achieve a positive earnings premium for two out of three consecutive years. Moreover, if half of an institution’s Title IV recipients or half of the institution’s Title IV Program funds come from educational programs that fail the earnings thresholds, the programs would also lose Pell Grant eligibility.

The proposed regulations outlining the new accountability framework (which is now called the Student Tuition and Transparency Systems) address several other topics including, for example, the complex rules for the earnings calculations and premiums, data and calculation appeals, warning and disclosure requirements for programs that fail the earnings test, sanctions for programs that fail the earnings tests, informational reporting requirements, requirements for DOE to publicly disclose certain institutional data, requirements for institutions to certify program compliance, and provisional certification requirements for institutions with failing programs exceeding new administrative capability thresholds.  The regulations are expected to take effect July 1, 2026.  The first earnings test calculations are expected to occur in early 2027, with July 1, 2028, expected to be the first date a program could fail the earnings test for two consecutive years, although these timelines are subject to change.

The DOE is expected to proceed with preparing and publishing proposed regulations for public notice and comment before publishing final regulations, so the proposed regulations are subject to further change before they are published in final. We cannot predict the timing, scope, and content of the final regulations that are expected to emerge from this process or how our programs will perform under the final metrics. We also cannot predict whether the DOE could publish amended regulations in the future under current or future leadership that make the accountability regulations stricter or seek to reinstitute the old gainful employment requirements. We also cannot predict the outcome or impact of any litigation that might seek to challenge the legality and enforceability of the final version of the proposed regulations.

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

In 2022, the DOE published new final BDR regulations with a general effective date of July 1, 2023 that also addressed other topics. The final regulations were extensive and generally made it easier for borrowers to obtain discharges of student loans and for the DOE to assess liabilities and other sanctions on institutions based on the loan discharges. The final regulations were challenged in court and enjoined by the Fifth Circuit Court of Appeals. However, the passage of the OBBB Act delayed the effective date of the new BDR regulations until July 1, 2035. For loans originated prior to July 1, 2035, the OBBB Act restores and revives the prior BDR regulations. Therefore, the challenged amendments to the BDR regulations that were to take effect on July 1, 2023 are not in effect, but the previous BDR regulations generally remain in effect at this time and apply different substantive standards and procedures based on when a BDR claimant’s loans were disbursed.

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

Index
In January 2025, the DOE published a press release announcing the discharge of a large number of loans at a large number of schools which included loans totaling approximately $1.4 million for 280 borrowers who attended our Massachusetts schools between 2010 and 2013. The notice did not acknowledge or evaluate our prior responses to those applications. The DOE may attempt to impose liability on the Company for reimbursement for the discharged loans. If the DOE seeks reimbursement from us for the discharged loan amounts, we would evaluate our options for challenging the legal and factual bases for such actions.

As previously reported, on June 22, 2022, the DOE and the plaintiff student loan borrowers in a class action against the DOE initiated on June 25, 2019 in the U.S. District Court for the Northern District of California (Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.)) announced a proposed settlement agreement to resolve claims that the DOE had failed to timely decide Borrower Defense to Repayment applications submitted to the DOE. The proposed settlement included three categories of relief for student loan borrowers. First, the DOE would agree to discharge loans and refund prior loan payments to the class members with loan debt associated with an institution on the list included in the proposed settlement (which includes our institutions). The class action plaintiffs and the DOE stated that the DOE had determined that attendance at one of the listed institutions justifies presumptive relief allegedly based on strong indicia regarding substantial misconduct by the institutions, whether credibly alleged or in some instances proven, and the purportedly high rate of class members with applications related to the listed schools. Second, the proposed settlement included new procedures for the DOE to resolve pending borrower defense claims associated with other schools not on the list. Third, for any student loan borrower who submitted a borrower defense application after June 22, 2022 and before the final approval of the settlement, the proposed settlement would require the DOE to review the applications under the DOE’s 2016 regulatory standards and issue decisions within 36 months, or else the applications would be discharged in full.

The settlement provided automatic debt forgiveness and refunds, or a streamlined review process, for former students of over 150 schools, including our institutions, who had submitted borrower defense claims or before June 22, 2022. Based upon publicly available information, approximately 264,000 borrower defense claims associated with all schools were eligible for automatic relief or a streamlined review process as of June 22, 2022. The settlement also provides a 36-month deadline for the DOE to decide borrower defense claims submitted between June 23, 2022 and November 16, 2022, the date of the court’s final approval of the settlement, under the DOE’s 2016 regulatory standards. If the DOE did not decide those claims within 36 months, the applicants would receive automatic debt forgiveness and refunds without considering the merits of the claims. As a result of publicity about the opportunity afforded by the settlement, approximately 206,000 additional student borrowers submitted 250,000 applications prior to November 16, 2022.

It is not possible at this time to predict whether the settlement will continue to be upheld on appeal, what additional actions the DOE might take as the settlement continues to be upheld on appeal, or whether the DOE or other agencies might take actions against our institutions. Such actions could have a material adverse effect on our business and results of operations.

If the DOE disagrees with our legal and factual grounds for contesting the applications, or if the DOE fails to adjudicate the claims within 36 months, the DOE could discharge the loans associated with the applications and award refunds to student borrowers. We believe that the DOE already may have discharged loans associated with some of the pending applications, but the DOE has not furnished definitive data to us necessary to determine the extent to which applications have been granted. It also remains unclear what loan discharge applications the DOE may receive and grant in the future and whether the DOE will assert repayment claims against us. As a result, we are not able to predict the ultimate outcome of the DOE’s review of these applications at this time. The DOE may attempt to seek recoupment from applicable schools relating to loan discharges. If the DOE seeks reimbursement from us for the discharged loan amounts in any or all approved applications, we would evaluate our legal options for challenging the legal and factual bases for such actions. We cannot predict the outcome of any challenges we might make to such actions. In the event that the DOE were to prevail in any efforts seeking reimbursement for the discharged loans, it could have a material adverse effect on our business and results of operations.

The "90/10 Rule." Under the HEA, a proprietary institution that derives more than 90% of its total revenue from Title IV Programs and other “federal funds that are disbursed or delivered to or on behalf of a student to be used attend the institution” (its “90/10 Rule percentage”) for two consecutive fiscal years becomes immediately ineligible to participate in Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years. An institution with such revenues that exceed 90% of total revenue for a single fiscal year will be placed in provisional certification status and may be subject to other enforcement measures, including a potential requirement to submit a letter of credit. See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.”

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

The 90/10 Rule previously considered whether an institution derived more than 90% of its total revenue only from Title IV Programs rather than in combination with certain other federal funding. Under the current 90/10 Rule, our institutions are now required to limit the combined amount of Title IV Program funds and applicable “federal funds” revenue (as defined by the DOE) in a fiscal year to no more than 90% in a fiscal year as calculated under the rule. Consequently, the current 90/10 Rule has increased and may continue to increase the 90/10 Rule calculations at our institutions. The sources of applicable “federal funds” include, for example, funding from federal student aid programs such as the veterans’ benefits programs, which include the Post-9/11 GI Bill and Veterans Readiness and Employment services, from which we derived approximately 4.8% of our revenues on a cash basis in 2025.

The current 90/10 Rule added several new and amended provisions on a variety of topics effective for fiscal years ending on or after January 1, 2023, including requirements that institutions disburse funds that students are eligible to receive for a fiscal year before the end of the fiscal year rather than delaying disbursements until a subsequent fiscal year; updated requirements for counting revenues generated from certain educational activities associated with institutional programs, from certain non-Title IV eligible educational programs, and from institutional aid programs such as institutional loans, scholarships, and income share agreements; updated technical rules for the 90/10 Rule calculation; and rules for sanctions for noncompliance with the 90/10 Rule and for required notifications to students and the DOE by the institution of noncompliance with the 90/10 Rule.

Index
We have calculated that for the fiscal year ended December 31, 2025, our institutions’ 90/10 Rule percentages ranged from approximately 82.9% to 88.0%. Our calculations are subject to review by the DOE.

We continue to evaluate the impact of the new 90/10 Rule regulations on our business. We continue to make changes to our operations in order to address the provisions in the 90/10 Rule and in order to maintain the 90/10 Rule percentages at our institutions below the 90% threshold as calculated under DOE regulations. However, we do not have significant control over the amount of Title IV Program funds that our students may receive and borrow. Our institutions’ 90/10 Rule percentages can be increased by increases in Title IV Programs aid availability (including, for example, increases in Pell Grant funds) and increases in military and veteran education assistance used by eligible students at our institutions (which increase our 90/10 percentage under prior amendments to the 90/10 Rule) and can be adversely impacted by decreases in the availability of state grant program funding and other sources of student aid that do not count as Title IV Programs funds in the 90/10 Rule calculation. We cannot be certain that the changes we continue to make to comply with the amended 90/10 Rule will succeed in maintaining our institutions’ 90/10 Rule percentages below the required levels or that the changes will not materially impact our business operations, revenues, and operating costs. It also is possible that Congress or the DOE could amend the 90/10 Rule in the future to lower the 90% threshold, change the calculation methodology, or make other changes to the 90/10 Rule that could make it more difficult for our institutions to comply with the 90/10 Rule.

As noted above, if any of our institutions lose their eligibility to participate in Title IV Programs, that loss would also adversely affect our students’ access to various government-sponsored student financial aid programs, and would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations.

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

In September 2025, the DOE released the final cohort default rates for the 2022 federal fiscal year. These are the most recent final rates published by the DOE. The rates for our existing institutions for the 2022 federal fiscal year were zero. None of our institutions had a cohort default rate equal to or greater than 30% for either the 2020 or 2021 federal fiscal years. The DOE implemented a temporary suspension of repayment obligations and interest accruals on federal student loans during the COVID-19 pandemic for a period of over three years which contributed to a substantial reduction in our cohort default rates. We expect borrower defaults to increase substantially during periods after the expiration of the temporary suspension which we expect will result in higher cohort default rates in the future particularly if borrowers do not successfully resume timely repayment of their federal student loans. While our cohort default rates immediately prior to the temporary suspension were well below the 30% and 40% thresholds discussed above, we cannot predict how high our cohort default rates will increase in the future as a result of the expiration of the temporary suspension, particularly if our students experience job losses, decreases in income, or increases in interest rates. We are engaged in default prevention efforts to assist our students and manage our default rates, but we cannot predict or guarantee that these efforts will be successful.

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

●
the equity ratio, which measures the institution's capital resources, ability to borrow and financial viability;
●
the primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and
●
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

For the 2025 fiscal year, we calculated our composite score to be 2.0. Composite scores are subject to determination by the DOE based on its review of our consolidated audited financial statements, but we believe it is likely that the DOE will determine that our institutions comply with the composite score requirement.

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

Examples of discretionary triggering events under the final regulations include certain accrediting agency actions, certain accreditor events, fluctuations in Title IV volume, high annual dropout rates, indicators of significant change in the financial condition of the institution, the formation by the DOE of a group process to consider borrower defense claims against the institution, the institution’s discontinuation of education programs affecting at least 25 percent of enrolled students receiving Title IV funds, the institution’s closure of locations that enroll more than 25 percent of its students who receive Title IV funds, certain state licensing agency actions, the loss of institutional or program eligibility in another federal educational assistance program, a requirement to disclose in a public filing that the company is under investigation for possible violations of law, or if the institution is cited and faces loss of education assistance funds from another federal agency if it does not comply with agency requirements. The final regulations also establish new rules for evaluating financial responsibility during a change in ownership.

The final regulations increase the likelihood that the DOE could impose a financial protection requirement and other conditions on the Company and our institutions. The final rules require an institution to notify the DOE of a triggering event and provide information demonstrating why the event does not warrant the submission of a letter of credit or imposition of other requirements. The final rules state that, if the DOE requires financial protection as a result of more than one mandatory or discretionary trigger, the DOE will require separate financial protection for each individual trigger, which could substantially increase the amount of financial protection that the Company and other institutions could be required to provide to the DOE.

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

Index
If an institution is cited in an audit or program review for returning Title IV Program funds late for five percent or more of the students in the audit or program review sample, or if the regulatory auditor identifies a material weakness in the institution’s report on internal controls relating to the return of unearned Title IV Program funds, the institution may be required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total amount of Title IV Program funds that should have been returned for students who withdrew in the institution's prior fiscal year.

More recently, the DOE commenced a negotiated rulemaking process and conducted meetings from January through March 2024 to discuss proposed regulations on a number of topics including plans to amend the regulations on the requirements for institutions to return unearned Title IV funds to students who withdraw from their educational programs before completing them. The DOE published final regulations on January 3, 2025 with a general effective date of July 1, 2026 on topics including, among others, refunds for students who do not begin attendance at the school or who withdraw from the school, the requirement to determine the date a student withdrew from school, the refund calculations for clock hour programs, and the calculation of withdrawal dates and refunds for programs provided in modules The DOE did not include a proposal regarding attendance requirements for distance education programs. See Part I, Item 1. “Business - Regulatory Environment – Negotiated Rulemaking.”

 Negotiated Rulemaking. In 2025, the DOE announced its intention to establish two negotiated rulemaking committees. The Reimagining and Improving Student Education (the “RISE Committee”) would consider changes to the federal student loan programs and Accountability in Higher Education and Access through Demand-driven Workforce Pell (the “AHEAD Committee”) would consider changes to institutional and programmatic accountability, the Pell Grant Program, and other changes to the Title IV Programs. This rulemaking is necessary to implement recent statutory changes to the Title IV and HEA programs included in the OBBB Act as well as to proposed other changes.

The RISE Committee reached a consensus on proposed regulations which the DOE subsequently published in updated form in a corresponding Notice of Proposed Rulemaking (“NPRM”), that would implement new limits established in the OBBB Act on the amount of Title IV loans that students and parents can borrow in some circumstances.

Among other topics, the proposed regulations would place a $20,000 annual limit and a $65,000 aggregate limit on PLUS loans that parents may borrow for undergraduate programs but generally do not change the existing annual and aggregate limits on loans that students may borrow for undergraduate programs. We are continuing to evaluate these new limits and cannot currently predict the extent to which these new limits may impact our schools and programs, but the reduction in availability of funding could impact the ability of some of our prospective students to enroll and finance their education without access to loans in excess of the new loan limits.

The proposed regulations also establish a lifetime loan limit of $257,500 for all borrowers (but excluding Federal Direct PLUS loans) and also impose a requirement to prorate loans to students attending on a less than full-time basis. We are evaluating these limitations to determine the extent to which they could have an impact on our enrollment and revenues. The proposed regulations also contain grandfathering provisions that exempt certain currently enrolled borrowers as of June 30, 2026 from new limits on Direct Loans and Grad and Parent PLUS loans for a limited period of time if they received a loan for their program prior to July 1, 2026. The proposed regulations also grant institutions the authority to set their own internal loan limits, below the maximum in the HEA, so long as they are applied consistently to students in the same program of study. The proposed regulations are subject to a public notice and comment period before the DOE publishes the final version of the regulations with an anticipated effective date of July 1, 2026. We cannot predict the ultimate timing, content, or impact of the final regulations.

The AHEAD Committee reached a consensus on two sets of proposed regulations on December 12, 2025, and January 9, 2026, respectively. The first set of proposed regulations would implement the new Workforce Pell program authorized by the OBBB Act. Under these regulations, short-term workforce programs (as defined in the regulations) would be eligible to disburse Pell grants if they meet various requirements such as applicable program length requirements, prohibitions on outsourcing 25% or more of instruction to ineligible providers, and obtaining requisite DOE and state approval in the state in which the institution is located. The state approval certifies that the programs prepare students for occupations that meet the workforce needs of the state. The DOE will consider whether the program meets or exceeds certain completion and job placement rate thresholds. After receiving approval to disburse Pell grants, programs are required to comply with a value-added-earnings accountability metric aimed at measuring a program’s return-on-investment for students. These proposed regulations are expected to take effect on July 1, 2026, but the proposed regulations remain subject to public notice and comment and publication in final form by the DOE.

The second set of proposed regulations would establish new uniform accountability requirements applicable to all educational programs across all education sectors. See “Regulatory Environment – Gainful Employment and Accountability.”

The DOE could issue new regulations and guidance in the future. For example, on January 27, 2026, the DOE published a notice of its intent to initiate a negotiated rulemaking process with the goal of preparing proposed regulations to amend existing regulations for the DOE’s recognition of accrediting agencies and related institutional eligibility regulations. The DOE stated that the topics of the proposed regulations include, for example, DOE review and recognition of accrediting agencies, procedures for institutions to change accrediting agencies, requirements for accrediting agency standards, and the process for recognizing and reviewing accrediting agencies.

We cannot predict the timing and scope of any regulations or guidance the DOE might issue on these or other topics (or whether the DOE under the new administration will issue such regulations or guidance), but new regulations or guidance on these or other topics could increase the possibility that our schools could be subject to additional reporting requirements, to potential liabilities and sanctions such as letter of credit requirements, and potential loss of Title IV eligibility if our efforts to modify our operations to comply with any new requirements are unsuccessful which could have a significant impact on our business and results of operations.

Index
Substantial Misrepresentation. The DOE’s regulations prohibit an institution that participates in Title IV Programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with the DOE. A “misrepresentation” includes any false, erroneous, or misleading statement (whether made in writing, visually, orally, or through other means) that is made by an eligible institution, by one of its representatives, or by a third party that provides to the institution educational programs, marketing, advertising, recruiting, or admissions services and that is made to a student, prospective student, any member of the public, an accrediting or state agency, or to DOE. The DOE defines a “substantial misrepresentation” to include any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. The definition of “substantial misrepresentation” is broad and, therefore, it is possible that a statement made by the institution or one of its service providers or representatives could be construed by the DOE to constitute a substantial misrepresentation. On January 16, 2025, the DOE published guidance reinforcing that the misrepresentation rules apply equally to various types of statements made by a third-party entity engaged by the institution and their respective employees, contractors, and representatives and that institutions may be responsible for the consequences of misrepresentation committed by any external service provider that they engage. If the DOE determines that one of our institutions has engaged in substantial misrepresentation, the DOE may impose sanctions or other conditions upon the institution including, but not limited to, initiating an action to fine the institution or limit, suspend, or terminate its eligibility to participate in the Title IV Programs and may seek to discharge students’ loans and impose liabilities upon the institution. The DOE published final regulations on November 1, 2022 on a variety of topics including amended and expanded regulations on substantial misrepresentations. Specifically, the new regulations expand the types of conduct that could result in a discharge of student loans including: 1) an expanded list of substantial misrepresentations; 2) a new section regarding substantial omissions of fact; 3) breaches of contract; 4) a new section regarding aggressive and deceptive recruitment; and 5) state or federal judgments or final DOE actions that could result in a borrower defense claim. Some of these forms of conduct also could result in further scrutiny of marketing and recruiting practices by institutions like our schools and could increase the chances of the DOE finding practices to be noncompliant and imposing sanctions based on the alleged noncompliance up to and including fines and potential loss of Title IV eligibility. See Part I, Item 1. “Business - Regulatory Environment – Borrower Defense to Repayment Regulations.”

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

School Acquisitions/Change of Control. When a company acquires a school that is eligible to participate in Title IV Programs, that school undergoes a change of ownership resulting in a “change of control” as defined by the DOE. Upon such a change of control, a school's eligibility to participate in Title IV Programs is generally suspended until it has applied for recertification by the DOE as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation. Thus, any plans to expand our business through acquisition of additional schools and have them certified by the DOE to participate in Title IV Programs must take into account the approval requirements of the DOE and the relevant state education agencies and accrediting commissions. In 2022, the DOE published final regulations with a general effective date of July 1, 2023 concerning change of control which, among other things, expand the requirements applicable to school acquisitions in ways that could make it more difficult to acquire additional schools.

In addition to school acquisitions, other types of transactions can also cause a change of control. The DOE, most state education agencies and our accrediting commissions have standards pertaining to the change of control of schools, but these standards are not uniform. DOE regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution's parent corporation. For a publicly traded corporation, DOE regulations provide that a change of control occurs in one of two ways: (1) if a person acquires ownership and control of the corporation so that the corporation is required to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the change of control or (2) if the corporation has a shareholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest shareholder of the corporation, and that shareholder ceases to own at least 25% of such stock or ceases to be the largest shareholder. These standards are subject to interpretation by the DOE. A significant purchase or disposition of our Common Stock could be determined by the DOE to be a change of control under this standard.

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

A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Generally, unless otherwise required by the DOE or by DOE regulations, an institution that is eligible to participate in Title IV Programs may add a new educational program without DOE approval. Institutions that are provisionally certified may be required to obtain approval of new educational programs. If an institution erroneously determines that a new location or educational program is eligible for purposes of Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing schools.

Some of the state education agencies and our accrediting commission also have requirements that may affect our schools' ability to open a new campus, establish an additional location of an existing institution or begin offering a new educational program. The DOE has published final regulations that further restrict the ability of some schools – such as schools that are provisionally certified – to add new locations or educational programs, which could impact our ability to make such changes if we are provisionally certified in the future or subject to other criteria in the regulations.

Closed School Loan Discharges. The DOE may grant closed school loan discharges of federal student loans based upon applications by qualified students. The DOE also may initiate discharges on its own for students who have not reenrolled in another Title IV Program eligible school within three years after the closure and who attended campuses that closed on or after November 1, 2013, as did some of our former campuses. If the DOE discharges some or all of these loans, the DOE may seek to recover the cost of the loan discharges from us. As noted above, the DOE published final regulations on November 1, 2022 with a general effective date of July 1, 2023 on a variety of topics, including closed school loan discharges (and, among other things, the reintroduction of automatic closed school loan discharges), which would make it easier for borrowers to obtain discharges of their loans and for the DOE to recover liabilities from institutions. As also noted above, certain borrower defense and closed school loan discharge provisions of the new regulations are currently under an injunction ordered by the Fifth Circuit Court of Appeals and currently under appeal to the U.S. Supreme Court. Therefore, the challenged amendments to the BDR and closed school discharge regulations that were to take effect on July 1, 2023 are not in effect, but the previous BDR and closed school discharge regulations in effect prior to July 1, 2023, generally remain in effect at this time. See Part I, Item I. “Business – Regulatory Environment – Borrower Defense to Repayment.” Moreover, the OBBB Act restores and revives the prior closed school loan discharge regulations for loans originated prior to July 1, 2035. We cannot predict with certainty any additional closed school loan discharges that the DOE may approve or the liabilities that the DOE may seek from us for campuses that have closed in the past or any possible school closures in the future.

Administrative Capability. The DOE assesses the administrative capability of each institution that participates in Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead the DOE to find the institution ineligible to participate in Title IV Programs or place the institution in provisional certification status as a condition of its participation. These criteria require, among other things, that the institution:

●
comply with all applicable federal student financial aid requirements;
●
have capable and sufficient personnel to administer the federal student Title IV Programs;
●
administer Title IV Programs with adequate checks and balances in its system of internal controls over financial reporting;
●
divide the function of authorizing and disbursing or delivering Title IV Program funds so that no office has the responsibility for both functions;
●
establish and maintain records required under the Title IV Program regulations;
●
develop and apply an adequate system to identify and resolve discrepancies in information from sources regarding a student’s application for financial aid under the Title IV Program;
●
have acceptable methods of defining and measuring the satisfactory academic progress of its students;
●
refer to the Office of the Inspector General any credible information indicating that any applicant, student, employee, third party servicer or other agent of the school has been engaged in any fraud or other illegal conduct involving Title IV Programs;
●
not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;
●
provide adequate financial aid counseling to its students;
●
submit in a timely manner all reports and financial statements required by the Title IV Program regulations; and
●
not otherwise appear to lack administrative capability.

Index
The DOE published final regulations in 2023 that, among other issues, expand the scope of the administrative capability regulations to include other requirements (such as, for example, providing adequate financial aid counseling and career services, ensuring the availability of clinical and externship opportunities, the disbursement of Title IV funds in a timely manner, compliance with high school diploma requirements, preventing substantial misrepresentations, complying with gainful employment requirements, and avoiding significant negative actions with a federal, state, or accrediting agency). The regulations had a general effective date of July 1, 2024.

Failure by us to satisfy any of these or other administrative capability criteria could cause our institutions to be subject to sanctions or other actions by the DOE including the loss of eligibility to participate in Title IV Programs, which would have a significant impact on our business and results of operations.

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments. An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The DOE’s regulations established 12 “safe harbors” identifying types of compensation that may be paid without violating the incentive compensation rule. In 2010, the DOE adopted final rules that amended the incentive compensation rule by, among other things, eliminating the 12 safe harbors (thereby reducing the scope of permissible compensatory payments under the rule) and expanding the scope of compensatory payments and employees subject to the rule. We cannot predict how the DOE will interpret and enforce the revised incentive compensation rule and the limited published guidance that the DOE has provided, nor how it will apply the rule and guidance to our past, present, and future compensation practices, or whether the DOE will issue new regulations or guidance on the subject. The implementation of the final regulations have required us to change our compensation practices and has had and will continue to have a significant impact on the productivity of our employees, on the retention of our employees and our business and results of operations.

Compliance with Regulatory Standards and Effect of Regulatory Violations. Our schools are subject to audits, program reviews, site visits, and other reviews by various federal and state regulatory agencies, including but not limited to, the DOE, the DOE’s Office of Inspector General (“OIG”), state education agencies and other state regulators, the VA and other federal agencies (such as, for example, the FTC or the CFPB), and by our institutional and programmatic accrediting commissions. In addition, each of our institutions must retain an independent certified public accountant to conduct an annual compliance audit of the institution’s administration of Title IV Program funds. The institution must submit the resulting annual compliance audit report to the DOE for review. The annual compliance audit reports for our institutions contain findings on topics that were the subject of findings in prior audits although the amount of questioned funds in the reports are immaterial. The reoccurrence of findings in our compliance audit reports could result in the DOE initiating an adverse action against one or more of our institutions.

If we or any of our schools fail to comply with applicable federal, state, or accrediting agency requirements, our regulators could take a variety of adverse actions against us, and our schools could be subject to, among other things: a) the loss of, or placement of material restrictions or conditions on (i) state licensure or accreditation, (ii) eligibility to participate in and receive funds under the Title IV Programs or other federal or state financial assistance programs, or (iii) capacity to grant degrees, diplomas and certificates or b) the imposition of liabilities or monetary penalties, or a requirement to provide a letter of credit or other financial protection. Unresolved investigations, claims, and actions, or adverse resolutions or settlements thereof, could also result in additional inquiries, administrative actions or lawsuits, increased scrutiny, the loss or withholding of accreditation, state licensure, or eligibility to participate in the Title IV Programs or other financial assistance programs, and/or the imposition of other sanctions by federal, state, or accrediting agencies which, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Significant violations of Title IV Program requirements by any of our institutions could also become the basis for the DOE to impose liabilities on us or initiate an adverse action to limit, suspend, terminate, revoke, or decline to renew the participation of the affected institution in Title IV Programs or to seek civil or criminal penalties. Generally, a termination of Title IV Program eligibility extends for 18 months before the institution may apply for reinstatement of its participation.

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

Consumer Protection Laws and Scrutiny of the For-Profit Postsecondary Education Sector. As a postsecondary educational institution, we are subject to a broad range of consumer protection and other laws, relating to recruiting, marketing, the protection of personal information, student financing and payment servicing, which are enforced by federal agencies such as the FTC and CFPB and various state agencies and state attorneys general. We devote significant effort to complying with state and federal consumer protection laws. In recent years, Congress, the DOE, state legislatures and regulatory agencies, accrediting agencies, the CFPB, the FTC, the SEC, the Department of Justice, state attorneys general and the media have scrutinized the for-profit postsecondary education sector. Congressional hearings and other inquiries have occurred regarding various aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports have been issued that are highly critical of for-profit colleges and universities.

In addition to Title IV Programs and other government-administered programs, all of our schools offer extended financing programs to their students. This extension of credit helps fill the gap between what the student receives from all financial aid sources and what the student may need to cover the full cost of his or her education. Students or their parents can apply to a number of different unaffiliated lenders for this funding at current market interest rates. In such regard, we are required to comply with applicable federal and state laws related to certain consumer and educational loans and credit extensions, which may be subject to the supervisory authority of the CFPB and other federal and state agencies.

Index
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

Item 1A.
RISK FACTORS

Investing in our Common Stock involves a high degree of risk. The risk factors described below and other information included elsewhere in this Annual Report on Form 10-K, including our Consolidated Financial Statements and related notes, are among the numerous risks faced by our Company and should be carefully considered before deciding to invest in, sell or retain shares of our Common Stock. These are factors that, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and the risks and uncertainties described below are not the only ones we face. Investors should understand that it is not possible to predict or identify all such risks and, as such, should not consider the following to be a complete discussion of all potential risks and uncertainties that may affect the Company. Additional risks that may not be presently known to us or that we do not currently deem material may also come to materially harm our business and operations. See “Cautionary Notice Regarding Forward-Looking Statements.”

RISKS RELATED TO OUR INDUSTRY

The for-profit postsecondary education industry in which we operate is highly regulated by the federal government and the state governments in which institutions operate as well as by accrediting agencies and our failure to comply with the resulting extensive legal requirements applicable to the industry could result in financial penalties, restrictions on our operations and loss of external financial aid funding and/or eligibility to participate in Title IV Programs which could affect our revenues and impose significant operating restrictions upon us.

The highly regulated industry in which we operate requires compliance with extensive legal requirements that are periodically revised and interpretations of which are continuously evolving. As such, we cannot predict how any of these requirements will be applied or whether our schools will be able to comply with them in the future. Given the complex nature of the requirements and the fact that they are subject to interpretation, it is possible to inadvertently violate such law. In particular, the HEA and DOE regulations specify extensive criteria and numerous requirements that an institution must satisfy in order to participate in Title IV Programs. For a description of these federal, state and accrediting agency criteria, see Part I, Item 1. “Business - Regulatory Environment.”

If we or any of our schools fail to comply with applicable federal, state or accrediting agency requirements, our regulators could take a variety of adverse actions against us, and our schools could be subject to, among other things, (a) the loss of, or placement of material restrictions or conditions on (i) state licensure or accreditation, (ii) eligibility to participate in and receive Title IV Program funding or other federal or state financial assistance programs, or (iii) capacity to grant degrees, diplomas and certificates or (b) the imposition of liabilities or monetary penalties, or a requirement to provide a letter of credit or other financial protection, any of which could have a material adverse effect on academic or operational initiatives, revenues or financial condition, and impose significant operating restrictions upon us. Any of these actions could have a significant impact on our business. If we are found not to have satisfied the HEA’s or the DOE’s requirements for Title IV Program funding, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding, which could adversely affect our revenue. As we received approximately 85% of our revenue (calculated based on cash receipts) from Title IV Programs during the fiscal year ended December 31, 2025, loss of Title IV Program funding eligibility could adversely affect our revenue which would have a significant impact on our business and results of operations. See Part I, Item 1. “Business – Regulatory Environment – Compliance with Regulatory Standards and Effect of Regulatory Violations” and “Business – Regulatory Environment – Other Financial Assistance Programs.”

Among the requirements that we must satisfy is demonstrating to the DOE that we meet its criteria for financial responsibility and administrative capability, and, if we are unable to demonstrate such responsibility and capability, we could lose access to Title IV Program funding which would have a significant impact on our business and results of operations.

DOE regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite financial responsibility and administrative capability to participate in Title IV Programs, and the DOE recently published new regulations that expand the number and scope of these criteria. For a description of these criteria, see Part I, Item 1. “Business - Regulatory Environment – Administrative Capability.”

Our inability to satisfy the DOE’s criteria or otherwise fail to comply with one or more DOE requirements, one or more of our institutions and its additional locations could be limited in access to, or lose, Title IV Program funding. As we received approximately 85% of our revenue (calculated based on cash receipts) from Title IV Programs during the fiscal year ended December 31, 2025. Loss of Title IV Program funding could adversely affect our revenue, which would have a significant impact on our business and results of operations.  See Part I, Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”

Index
As our industry is subject to significant federal and state regulations, changes in the executive branch of our federal government as a result of the outcome of elections or other events could result in further legislation, appropriations, executive orders, regulations and enforcement actions that could materially or adversely affect our business.

The composition of federal and state executive offices, executive agencies and legislatures that are subject to change based on the results of elections, appointments and other events may adversely impact our industry through constant changes in the regulatory environment resulting from the disparate views towards the for-profit education industry. See Part I. Item 1. “Business - Regulatory Environment – Scrutiny of the For-Profit Postsecondary Education Sector.” Any laws or other actions that are adopted that limit our or our students’ participation in Title IV Programs or in programs to provide funds for active duty service members and veterans or the amount of student financial aid for which our students are eligible, or any decreases in enrollment related to the regulatory activity concerning this sector, could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations or financial condition.

Congress, the President and the DOE may make changes to the DOE or the laws and regulations applicable to, or reduce funding for, Title IV Programs, or may reduce or disrupt the funding for Title IV Programs or cause a federal government shutdown, which could reduce our student population, revenues and/or profit margin.

Congress periodically revises the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. We cannot predict what, if any, legislative or other actions will be taken or proposed by Congress in connection with the reauthorization of the HEA or other such activities of Congress. Congress also reviews and determines federal appropriations for Title IV Programs on an annual basis and can make changes in the laws affecting Title IV Programs in the annual appropriations bills and in other laws it enacts in the interim periods between HEA reauthorizations. Whether or not Congress will pass final legislation that comprehensively reauthorizes and amends the HEA or other laws affecting U.S. federal student aid and, if so, when, is currently not known. Moreover, if Congress fails to pass appropriations or other funding bills on a timely basis, it could result in a government shutdown until new appropriations or funding are approved and enacted. See Part I, Item 1. “Regulatory Environment – Congressional and Presidential Action.” Although agencies like the DOE have taken steps during past government shutdowns to maintain essential operations and reduce impact on affected parties, a future government shutdown could result in adverse impacts on us, our schools, and our students such as, for example, if the shutdown disrupts our ability to draw down Title IV Program federal student aid or other federal aid for our students, disrupts the operations of federal student aid processors, contact centers and websites, or delays our ability to obtain DOE approval of changes at one or more of our institutions or to obtain other needed services from the DOE. Because a significant percentage of our revenues is derived from Title IV Programs, any action by Congress, the President, or the DOE that significantly reduces or disrupts funding for Title IV Programs or that limits the ability of our schools, programs, or students to receive funding through such programs, that disrupts the operations of such programs, or that imposes new restrictions upon our business or operations could reduce our student enrollment and our revenues, increase our administrative costs, require us to arrange for alternative sources of financial aid for our students, and require us to modify our practices in order to fully comply with Title IV Program requirements.

Also, Congress, or the President, can take action to downsize or eliminate the DOE or transfer some or all of the DOE’s authority or responsibilities to another agency. See “Regulatory Environment – Congressional and Presidential Action.” We cannot predict whether, when, and to what extent the DOE may be downsized, eliminated or replaced and whether Congressional action and/or judicial action in response to lawsuits could impede efforts by the President and DOE to make such changes. However, recent and future changes at the DOE could result in delays and disruptions to Title IV Program funding at our schools or to other actions by the DOE related to our participation in Title IV Programs such as, but not limited to, granting approvals for school acquisitions, adding new programs to existing schools, or adding new school locations.

The DOE continues to engage in a process to establish new regulations that have increased, and may continue to increase, the number and scope of regulatory requirements applicable to our schools. See Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking.” We cannot predict the scope, timing or likelihood of future actions and changes by Congress, the President or the DOE with respect to the operations and existence of the DOE or the laws and regulations applicable to and the funding for Title IV Programs. Moreover, we cannot predict the duration of any future government shutdowns or whether they could lead to disruptions in Title IV Programs or other federal student aid programs that could adversely impact us, our schools, and our students. If we cannot comply with the provisions of the HEA and the regulations of the DOE, as they may be revised, or with the terms of an executive order or other executive action, or if the cost of such compliance is excessive, or if funding is materially reduced, or if funding is materially reduced or disrupted by changes to Title IV Programs, our revenues or profit margin could be materially adversely affected.

Index
We could be subject to liabilities, letter of credit requirements, and other sanctions under the DOE’s Borrower Defense to Repayment regulations.

The DOE’s Borrower Defense to Repayment regulations establish processes for borrowers to receive from the DOE a discharge of the obligation to repay certain Title IV Program loans based on certain acts or omissions by the institution or a covered party for which a loan was obtained. The regulations also establish processes for the DOE to seek recovery from the institution of the amount of discharged loans. The regulations regarding Borrower Defense to Repayment and regarding closed school loan discharges are extensive and generally make it easier for borrowers to obtain discharges of student loans and for the DOE to assess liabilities and other sanctions on institutions based on the loan discharges. The implementation and enforcement of these Borrower Defense to Repayment and closed school loan discharge regulations could have a material adverse effect on our business and results of operations. See Part I, Item 1. “Business - Regulatory Environment – Borrower Defense to Repayment Regulations” and “Business – Regulatory Environment – Closed School Loan Discharges.” As a result of class action litigation in the U.S. District Court for the Northern District of California (Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.)) which has been settled, the DOE estimated that approximately 196,000 student loan borrowers who attended one of the schools identified in the litigation (including our institutions) would receive automatic loan discharges and that approximately 250,000 additional student loan borrowers who submitted borrower defense applications after the litigation commenced (which may include our institutions) would receive decisions within 36 months or else receive automatic student loan discharges. It is not possible at this time to predict whether the settlement will continue to be upheld, what additional actions the DOE might take as the settlement continues to be upheld, or whether the DOE or other agencies might take actions against the Company's institutions. It is possible that all claims by our students might be forgiven either affirmatively by the DOE or automatically under the settlement agreement. Such actions could have a material adverse effect on our business and results of operations. We believe that the DOE already may have discharged some or all of the pending applications. See Part I, Item I. “Business – Regulatory Environment – Borrower Defense to Repayment Regulations.”

Our failure to comply with the DOE’s gainful employment and accountability regulations could result in additional disclosure requirements and possible loss of Title IV Program eligibility.

The DOE published final gainful employment and financial value transparency regulations which established rules for annually evaluating each of our educational programs based on the calculation of debt-to-earnings rates (an annual debt-to-earnings ratio that compares the median annual earnings and median discretionary earnings of graduates who received federal financial aid to the median annual payment on loan debt borrowed for the program) and an earnings premium test that compares the median annual earnings of graduates from a program that received federal financial aid to an “earnings threshold” based on a typical high school graduate in their state (or in some cases nationally) and within a certain age range in the labor force under complex regulatory formulas outlined in the regulations. See Part I, Item 1. “Business - Regulatory Environment – Gainful Employment and Accountability Metrics.” Earlier this year, proposed regulations were published intended to implement the accountability metric imposed by the OBBB Act, which conditions Direct Loan eligibility on whether program completers earn more than working adults with only a high school diploma or GED. The proposed regulations would amend the gainful employment and financial value transparency regulations. If one or more of our educational programs were to yield debt-to-earnings ratios or an earnings premium measure that do not comply with regulatory benchmarks for two of three consecutive years, we would lose Title IV Program eligibility for each of the impacted educational programs. The regulations will also require us to provide warnings to current and prospective students for programs in danger of losing Title IV Program eligibility (which could deter prospective students from enrolling and current students from continuing their respective programs) and to provide to the DOE certifications and reporting data and to provide to students certain required disclosures related to gainful employment.

The implementation of the gainful employment and new accountability metric regulations may substantially increase our administrative burdens and could impact our program offerings, student enrollment, and retention as it could result in the loss of our students’ access to Title IV Program funds for the affected programs, which would have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.

The DOE periodically amends its regulations and issues new regulations in a manner which could require us to incur additional costs in connection with our administration of Title IV Programs, affect our ability to remain eligible to participate in Title IV Programs, impose restrictions on our participation in Title IV Programs, affect the rate at which students enroll in our programs, or otherwise have a significant impact on our business and results of operations.

The DOE periodically issues new regulations and guidance. We cannot predict the timing and content of any new regulations or guidance that the DOE may seek to impose or whether and to what extent the DOE may issue new regulations and guidance that could adversely impact for-profit postsecondary schools including our institutions. The DOE recently published new regulations on a variety of topics.  It also recently engaged in two negotiated rulemaking processes that resulted in a consensus among the rulemaking committees on proposed regulations. See Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking.”

If we cannot comply with the provisions of these or other regulations, as they currently exist or may be revised, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

We cannot predict how the DOE will interpret and enforce current or future regulations or how these regulations, , may impact our schools’ participation in Title IV Programs; however, failure to comply with current or future regulations could have a material adverse effect on our schools’ business and results of operations, and the broad sweep of the recent rules and the rules that the DOE is currently developing may, in the future, require our schools to submit a letter of credit based on expanded standards of financial responsibility.

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

Program accreditation is the process through which specific programs are reviewed and approved by industry- and program-specific accrediting entities. Although program accreditation is not generally necessary for Title IV Program eligibility, such accreditation may be required to allow students to sit for certain licensure exams or to work in a particular profession or career or to meet other requirements. Failure to obtain or maintain such program accreditation may lead to a decline in enrollments in such programs.

Under the DOE’s 90/10 Rule, our institutions would lose their eligibility to participate in Title IV Programs if the percentage of their revenues derived from those programs exceeds 90%, which could reduce our student population and revenues.

An institution that derives more than 90% of its total revenue from Title IV Programs and other “federal funds that are disbursed or delivered to or on behalf of a student to be used attend the institution” (its “90/10 Rule percentage”) for two consecutive fiscal years becomes immediately ineligible to participate in Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years. An institution with such revenues that exceed 90% of total revenue for a single fiscal year will be placed in provisional certification status and may be subject to other enforcement measures. If an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility. A loss of eligibility to participate in Title IV Programs for any of our institutions would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations. The 90/10 Rule previously considered whether an institution derived more than 90% of its total revenue only from Title IV Programs rather than in combination with certain other federal funding. Under the current 90/10 Rule, our institutions are now required to limit the combined amount of Title IV Program funds and applicable “federal funds” revenue (as defined by the DOE) in a fiscal year to no more than 90% in a fiscal year as calculated under the rule. Consequently, the current 90/10 Rule has increased and may continue to increase the 90/10 Rule calculations at our institutions.

The 90/10 Rule regulations could have a material adverse effect on us and other schools like ours. See Part I, Item 1. “Business – Regulatory Environment – 90/10 Rule”. We cannot be certain that the changes we make to our operations in the future to address the new 90/10 Rule regulations will succeed in maintaining our institutions’ 90/10 Rule percentages below required levels or that the changes will not materially impact our business operations, revenues, and operating costs. It also is possible that Congress or the DOE could amend the 90/10 Rule in the future to lower the 90% threshold, change the calculation methodology, or make other changes to the 90/10 Rule that could make it more difficult for our institutions to comply with the 90/10 Rule. If any of our institutions loses eligibility to participate in Title IV Programs, that loss would also adversely affect our students’ access to various government-sponsored student financial aid programs, and would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations.

Index
Our institutions would lose their eligibility to participate in Title IV Programs if former students default on repayment of federal student loans in excess of specified levels, which could reduce our student population and revenues.

An institution may lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution's current and former students default on their federal student loans exceed specified percentages. We expect borrower defaults to increase substantially during periods after the expiration of a temporary suspension of repayment obligations and interest accruals on federal student loans during the COVID-19 pandemic, which we expect will result in higher cohort default rates in the future particularly if borrowers do not successfully resume timely repayment of their federal student loans. We cannot predict how high our cohort default rates will increase in the future as a result of the expiration of the temporary suspension or whether our efforts to assist students and prevent student defaults will be successful. See Part I, Item 1. “Business - Regulatory Environment – Student Loan Defaults.” If former students default on repayment of their federal student loans in excess of specified levels, our institutions would lose eligibility to participate in Title IV Programs. This would also adversely affect our students’ access to various government-sponsored student financial aid programs which would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations.

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

 In addition, any actions by Congress or by states that significantly reduce funding for Title IV Programs or other student financial assistance programs, or the ability of our students to participate in these programs, or establish different or more stringent requirements for our schools to participate in those programs, could have a significant impact on our student population, results of operations and cash flows.

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

The DOE’s regulations prohibit an institution that participates in the Title IV Programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with the DOE, which is broadly defined, and provide for prohibitions on certain types of recruiting tactics and conduct that the DOE deems to be aggressive or deceptive. See Part I, Item 1. “Business - Regulatory Environment – Substantial Misrepresentation.” If the DOE determines that one of our institutions has engaged in substantial misrepresentation or other prohibited conduct, the DOE may impose sanctions or other conditions upon the institution including, but not limited to, initiating an action to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV Programs and may seek to discharge students’ loans and impose liabilities upon the institution. The regulations also could result in further scrutiny of marketing and recruiting practices by institutions like our schools and could increase the chances of the DOE finding practices to be noncompliant and imposing sanctions based on the alleged noncompliance.

While none of our institutions are currently provisionally certified, the DOE could provisionally certify one or more of our institutions in the future, which would make them more vulnerable to unfavorable DOE action and place additional regulatory burdens on their operations.

The DOE typically places an institution on provisional certification status following a change in ownership resulting in a change of control, and may provisionally certify an institution for other reasons including, but not limited to, failure to comply with certain standards of administrative capability or financial responsibility. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions. In addition, an institution that is provisionally certified must apply for and receive approval from the DOE for certain substantive changes including, but not limited to, the establishment of an additional location, an increase in the level of academic offerings or the addition of new programs. Our institutions were provisionally certified by the DOE in the past, but the DOE does not provisionally certify our institutions in their current program participation agreements. See Part I, Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.” The DOE’s current regulations establish rules that, among other things, authorize additional conditions and restrictions on provisionally certified institutions and expand existing regulations regarding administrative capability and financial responsibility. See Part I, Item 1. “Business – Regulatory Environment – Regulation of Federal Student Financial Aid Programs.” Any adverse action by the DOE or increased regulatory burdens as a result of the DOE placing one or more of our institutions on provisional certification status in the future could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.

Index
Regulatory agencies or third parties may conduct compliance reviews, bring claims or initiate litigation against us. If the results of these reviews or claims are unfavorable to us, our results of operations and financial condition could be adversely affected.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance and lawsuits by government agencies and third parties. We may be subject to further reviews related to, among other things, issues of noncompliance identified in recent audits and reviews related to our institutions’ compliance with Title IV Program requirements or related to liabilities for the discharge of loans to certain students who attended campuses of our institutions that are now closed. See Part I, Item 1. “Business - Regulatory Environment – Compliance with Regulatory Standards and Effect of Regulatory Violations.” If the results of these reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against third-party lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations on the operations of our business, loss of federal and state funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a third-party lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims. Certain of our institutions are subject to ongoing reviews and proceedings. See Part I, Item 1. “Business – Regulatory Environment – Accreditation,” “Regulatory Environment – Other Financial Assistance Programs,” “Regulatory Environment – Borrower Defense to Repayment,” “Regulatory Environment - Compliance with Regulatory Standards and Effect of Regulatory Violations,” and “Regulatory Environment – Consumer Protection Laws and Scrutiny of the For-Profit Post-secondary Education Sector.”

Adverse publicity arising from scrutiny of us or other for-profit post-secondary schools may negatively affect us or our schools.

In recent years, Congress, the DOE, state legislatures, accrediting agencies, the CFPB, the FTC, state agencies and attorneys general and the media have scrutinized the for-profit post-secondary education sector. See Part I, Item 1. “Business – Regulatory Environment – Consumer Protection Laws and Scrutiny of the For-Profit Post-Secondary Education Sector.” Adverse publicity regarding any past, pending, or future investigations, claims, settlements, and/or actions against us or other for-profit post-secondary schools could negatively affect our reputation, student enrollment levels, revenue, profit, and/or the market price of our Common Stock. Unresolved investigations, claims, and actions, or adverse resolutions or settlements thereof, could also result in additional inquiries, administrative actions or lawsuits, increased scrutiny, the loss or withholding of accreditation, state licensure, or eligibility to participate in the Title IV Programs or other financial assistance programs, and/or the imposition of other sanctions by federal, state, or accrediting agencies which, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

Our strategic plans for future expansion are based, in part, on our ability to open new schools as additional locations of our existing institutions, add new educational programs at our existing schools, and take into account the applicable approval requirements of the DOE and our other regulatory agencies for adding new locations and educational programs. See Part I, Item 1. “Business - Regulatory Environment - Opening Additional Schools and Adding Educational Programs”. If an institution erroneously determines that a new location or an educational program is eligible for purposes of Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. The failure to obtain applicable approvals from the DOE and other applicable regulators without delay or material condition in connection with the addition of a new location or educational program could have a significant impact on our business and results of operations.

Index
Public health pandemics, epidemics or outbreaks, such as the COVID-19 pandemic, could have a material adverse effect on our business and operations.

Public health pandemics, epidemics or outbreaks, such as the COVID-19 pandemic, and the resulting containment measures taken in response to such events have caused and may in the future cause economic and financial disruptions globally. The extent to which any rapidly spreading contagious illness may impact our business and operations will depend on a variety of factors beyond our control, including the actions of governments, businesses and other enterprises in response thereto, the effectiveness of those actions, and vaccine availability, distribution and adoption, all of which cannot be predicted with any level of certainty. We believe that the spread of such illnesses could adversely impact our business and operations, including as a result of workforce limitations and travel restrictions and related government actions. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations and enrollment may be negatively impacted. Finally, state and federal regulators, including the DOE, are augmenting existing regulatory processes, waiving others, and overseeing various emergency relief and aid programs. It is highly uncertain how long such regulatory accommodations will continue, or how long and in what amount emergency relief and aid funds will continue to be available. We also cannot predict the types of conditions that may be attached to participation in emergency relief and aid programs, and whether and to what extent compliance with such conditions will be monitored and enforced. If further outbreaks occur and students elect to take a leave of absence, withdraw, or do not make up the required in person labs on a timely basis, our future revenues could be impacted.

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

We may be required to reduce tuition or increase spending in response to competition in order to retain or attract students or pursue new market opportunities. As a result, our market share, revenues and operating margin may be decreased. We cannot be certain of our ability to compete successfully against current or future competitors or that the competitive pressures we face will not adversely affect our revenues and profitability.

Our financial performance depends in part on our effectiveness at developing awareness and acceptance of our programs among high school graduates and working adults looking to return to school.

The awareness of our programs among high school graduates and working adults looking to return to school is critical to the continued acceptance and growth of our programs. Ineffectiveness at developing such awareness could reduce our enrollments and impair our ability to increase our revenues or maintain profitability. The following are some of the factors that could prevent us from successfully marketing our programs:

●
student dissatisfaction with our programs and services;
●
diminished access to high school student populations;
●
our failure to maintain or expand our brand or other factors related to our marketing or advertising practices; and
●
our inability to maintain relationships with employers in the automotive, diesel, skilled trades and IT services industries.

An increase in interest rates could adversely affect our ability to attract and retain students.

Index
Our students and their families have benefitted from historic lows on student loan interest rates in prior years. Much of the financing that our students receive is tied to floating interest rates. More recently, student loan interest rates have been higher, making borrowing for education more expensive. Increases in interest rates result in a corresponding increase in the cost to our existing and prospective students of financing their education, which could result in a reduction in the number of students attending our schools and could adversely affect our results of operations and revenues. Higher interest rates could also contribute to higher default rates with respect to our students' repayment of their educational loans. Higher default rates may in turn adversely impact our eligibility for Title IV Program participation or the willingness of private lenders to make private loan programs available to students who attend our schools, which could result in a reduction in our student population.

We cannot predict our future capital needs, and if we are unable to secure additional financing when needed, our operations and revenues would be adversely affected.

We may need to raise additional capital in the future to fund acquisitions and working capital requirements, expand our markets and program offerings or respond to competitive pressures or perceived opportunities. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If adequate funds are unavailable when required or on acceptable terms, we may be forced to forego attractive acquisition opportunities or modify our operations. Even if we are able to continue our operations, our ability to increase student enrollment and revenues would be adversely affected.

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

Our total assets reflect amounts for goodwill. At December 31, 2025, goodwill associated with our acquisitions was approximately 2.2% of total assets, compared to 2.5% at December 31, 2024. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the amount is written down to fair value. Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of goodwill would negatively affect our results of operations and total capitalization, which could be material. See Part II. Item 8. “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note 7 Goodwill.”

Strikes by our employees may disrupt our ability to hold classes as well as our ability to attract and retain students, which could materially adversely affect our operations. In addition, we contribute to multiemployer benefit plans that could result in liabilities to us if these plans are terminated or we withdraw from them.

As of December 31, 2025, the teaching professionals at seven of our campuses are represented by unions and covered by collective bargaining agreements that expire between 2026 and 2030. Although we believe that we have good relationships with these unions and with our employees, any strikes or work stoppages by our employees could adversely impact our relationships with our students, hinder our ability to conduct business and increase costs.

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

Like all companies that utilize technology including those in our industry, we face significant cybersecurity and other security threats that include, among other things, attempts to gain unauthorized access to sensitive student and employee information; attempts to compromise the integrity, confidentiality and/or availability of our systems, hardware and networks, and the information on them; insider threats; malware; ransomware; threats to the safety of our directors, officers and employees; and threats to our facilities, infrastructure and services. Further, we are also subject to increasing government cybersecurity and other security requirements, including disclosure obligations. The performance and reliability of our computer networks is essential to our existing operations, our ability to attract and retain students and our reputation.

We continue to invest in the cybersecurity and resiliency of our networks and enhance our internal controls and processes that are designed to help protect our systems and infrastructure and the information they contain. The objectives include timely detection of incidents through monitoring. training incident response capabilities, and mitigating cyber security risks and other risks to our data, systems and services. However, given the complex, continuing and evolving nature of cybersecurity threats and other security threats, including threats from targeting by more advanced and persistent adversaries, these efforts may not be fully effective, particularly against previously unknown vulnerabilities that could go undetected We have in place disaster recovery plans allowing us to resume some operations in die event of a localized event but successful attacks could lead to losses or misuse of sensitive information or capabilities, theft or corruption of data, harm to personnel, infrastructure or products, financial costs and liabilities, protracted disruptions in our operations and performance, as well as reputational harm.

Index
Our students and corporate business entities to whom we entrust confidential data, and on whom we rely to provide services, face similar threats and growing requirements, including ones for which others may seek to hold us responsible. We depend on our students, suppliers, and other business entities to implement and verify adequate controls and safeguards to protect against and report cybersecurity incidents. If they fail to deter, detect or report cybersecurity incidents in a timely m aimer, we may suffer financial and other harm, including to our information, operations, performance, employees and reputation We also face threats to our physical security including to our facilities and infrastructure and the safety and the well-being of our people. These threats could involve terrorism, insider threats, workplace violence, civil unrest, natural disasters, damaging weather, or fires, which could adversely affect our Company. Such acts could detrimentally impact our ability to perform our operations. We could also incur unanticipated costs to remediate impacts and lost business. The occurrence and impact of these various risks are difficult to predict, but one or more of them could have a material adverse effect on our financial position, results of operations and or cashflows.

While we maintain insurance coverage against certain losses relating to cyber security threats and other incidents that we believe to be at adequate levels of coverage, available insurance proceeds may not be sufficient to address the damages sustained as a result of such incidents.

System disruptions to our technology infrastructure could impact our ability to generate revenue and could damage the reputation of our institutions.

The performance and reliability of our technology infrastructure is critical to our ability to attract and retain students and to our reputation. We license the software and related hosting and maintenance services for our online platform and our student information system from third-party software providers. Any system error or failure could result in the unavailability of systems to us or our students or result in delays and/or errors in processing student financial aid and related disbursements. However, this is mitigated in part by the fact that, in many cases, on-premises systems have the ability to shift over from one data center to another to allow on-going operations without disruption and most of our critical “hosted” vendors have a similar ability further minimizing the likelihood of system disruption. That said, any system disruptions that do occur could interrupt our operations, affect our ability to access information about our students, and, ultimately impact our ability to generate revenue. Any of the cyberattacks, breaches or other disruptions described above could further result in theft of our data and our students’ data or result in legal claims and proceedings, liability, and penalties under privacy laws, reputational harm and increased cost for security and remediation, each of which could adversely affect our business and financial results.

We are subject to privacy and information security laws and regulations due to our collection and use of personal information, and any violations of those laws or regulations, or any breach, theft or loss of that information, could adversely affect our reputation and operations.

Our efforts to attract and enroll students result in the Company collecting, using and storing substantial amounts of personal information regarding applicants, our students, their families and alumni, including social security numbers and financial data. We also maintain personal information about our employees in the ordinary course of our activities. Our services, the services of many of our health plan and benefit plan vendors, and other information can be accessed globally through the internet. We rely extensively on our network of interconnected applications and databases for day to day operations as well as financial reporting and the processing of financial transactions. Our computer networks and those of our vendors that manage confidential information for us or provide services to our students may be vulnerable to computer hackers, organized cyberattacks and physical or electronic breaches or unauthorized access, acts of vandalism, ransomware, software viruses and other similar types of malicious activities. Regular patching of our computer systems and frequent updates to our virus detection and prevention software with the latest virus and malware signatures may not catch newly introduced malware and viruses or “zero-day” viruses, prior to their infecting our systems and potentially disrupting our data integrity, taking sensitive information or affecting financial transactions. While we utilize security and business controls to limit access to and use of personal information, any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. A wide range of high-profile data breaches in recent years has led to renewed interest in federal data and cybersecurity legislation that could increase our costs and/or require changes in our operating procedures or systems. A breach, theft or loss of personal information held by us or our vendors, or a violation of the laws and regulations governing privacy could have a material adverse effect on our reputation or result in lawsuits, additional regulation, remediation and compliance costs or investments in additional security systems to protect our computer networks, the costs of which may be substantial. The Company cannot assure that a breach, loss, or theft of personal information will not occur.

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

All of our campuses are located at leased premises in various areas some of which may experience hurricanes, severe storms, floods, coastal storms, tornadoes, power outages and other severe weather events. If these events were to occur and cause damage to our campus facilities, or limit the ability of our students or faculty to participate in or contribute to our academic programs or our ability to comply with federal and state educational requirements, our business may be adversely affected. Disruptions of this kind may also result in increases in student attrition, voluntary or mandatory closure of some or all of our facilities, or our inability to procure essential supplies or travel during the pendency of mandated travel restrictions. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business and results of operations could be affected adversely as a result. Moreover, damage to or total destruction of our campus facilities from various weather events may not be covered in whole or in part by any insurance we may have.

Index
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

●
authorize the issuance of blank check Preferred Stock that could be issued by our Board of Directors to thwart a takeover attempt;
●
prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors;
●
require super-majority voting to effect amendments to certain provisions of our Amended and Restated Certificate of Incorporation;
●
limit who may call special meetings of both the Board of Directors and shareholders;
●
prohibit shareholder action by non-unanimous written consent and otherwise require all shareholder actions to be taken at a meeting of the shareholders;
●
establish advance notice requirements for nominating candidates for election to the Board of Directors or for proposing matters that can be acted upon by shareholders at shareholders’ meetings; and
●
require that vacancies on the Board of Directors, including newly created directorships, be filled only by a majority vote of directors then in office.

We can issue shares of Preferred Stock without general shareholder approval, which could adversely affect the rights of shareholders of Common Stock.

Our Amended and Restated Certificate of Incorporation permits us to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of our Preferred Stock and to issue such stock without approval from our shareholders. The rights of holders of our Common Stock may suffer as a result of the rights granted to holders of Preferred Stock that may be issued in the future. In addition, we could issue Preferred Stock to prevent a change in control of our Company, depriving shareholders of Common Stock of an opportunity to sell their stock at a price in excess of the prevailing market price.

The trading price of our Common Stock may continue to fluctuate substantially in the future.

Our stock price may fluctuate significantly as a result of a number of factors, some of which are not in our control. These factors may include:

●
general economic conditions;
●
general conditions in the for-profit, postsecondary education industry;
●
negative media coverage of the for-profit, postsecondary education industry;
●
failure of certain of our schools or programs to maintain compliance under the gainful employment regulation, 90/10 Rule or with financial responsibility standards;
●
the impact of DOE rulemaking and other changes in the highly regulated environment in which we operate;
●
the initiation, pendency or outcome of litigation, accreditation reviews and regulatory reviews, inquiries and investigations;
●
loss of key personnel;
●
quarterly variations in our operating results;
●
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

Index
ITEM 1B.
UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.
CYBERSECURITY

Risk Management and Strategy

The Company recognizes the critical importance of maintaining the safety and security of our systems and data and we take a holistic approach to the oversight and management of cybersecurity and related risks. This approach is supported by our Board of Directors and management who are actively involved in the oversight of our risk management program. The Company’s cybersecurity program is designed to protect and preserve the integrity of our networks and systems.

Our cybersecurity program includes the following key elements:

●
Multi-Layered Defense Technology – We work to protect our computing environments and products from cybersecurity threats through multi-layered defenses and apply lessons learned from our defense and monitoring efforts to help prevent future attacks. We utilize data analytics to detect anomalies and search for cybersecurity threats.

●
Cybersecurity Incident Response Plan – We have in place a cybersecurity incident response plan that provides procedures regarding timely response and reporting of cyber incidents. The plan will be tested annually with tabletop exercises.

●
Continuous Monitoring and Analysis – We utilize a third-party Security Operations Center that maintains a 24/7 monitoring system and provides comprehensive cyber threat detection and response capabilities which complements the Company's cybersecurity team and leverages the technology, processes and threat detection techniques used to monitor, manage, and mitigate cybersecurity threats. For additional visibility and perspective, we engage with a different third-party security firm for monthly reviews and analyses. From time to time, we engage additional third-party consultants or other advisors to assist in assessing, identifying and/or managing cybersecurity threats including formalized penetration and cybersecurity testing.

●
Third Party Risk Assessments – We conduct information security assessments before sharing or allowing the hosting of sensitive data in computing environments managed by third parties, and our standard contracts contain terms and conditions requiring certain security protections.

●
Training and Awareness – We provide mandatory monthly awareness training and testing to all employees to help our employees identify, avoid and mitigate cybersecurity threats, including spear phishing and other awareness testing.

●
Response Policy – We maintain a data breach response policy defining our incident analysis and response actions. This policy describes our initial actions upon learning of an incident, confirmation steps, notification to affected parties if any, risk mitigation planning, and post incident procedures.

●
Cybersecurity Incident Insurance - We maintain cybersecurity incident insurance coverage in amounts that we believe are adequate to address any incidents such as data destruction, extortion, theft, hacking, denial of service attacks and other such incidents. However, the Company may incur expenses and losses related to a cyber incident that are not covered by insurance or that exceed our insurance coverage.

Cybersecurity Governance

Our Board of Directors oversees our cybersecurity program as part of our enterprise risk management. In connection with such oversight, the Board of Directors receives periodic updates, as appropriate (and no less frequently than annually), from our CIO regarding the Company’s cybersecurity risk management processes and the risk trends related to cybersecurity. The Audit Committee assists the Board in its oversight of risks, generally and risks related to cybersecurity.

Our cybersecurity team, which maintains our cybersecurity function, is comprised of technology and cybersecurity professionals in the information technology department, and is led by our Chief Information Officer (“CIO”) who, prior to joining the Company, held positions as CIO, Chief Technology Officer (“CTO”), and other key leadership positions in the finance, insurance, pension benefits and banking industries. Our CIO reports directly to our Chief Executive Officer and is responsible for management of cybersecurity risk and the protection and defense of our networks and systems through, among other things recommending policies and standard, conducting regular risk assessments and maintaining compliance. Our CIO reports to the Board of Directors twice per year on the status of the Company’s cybersecurity risk management processes as well as on the cyber risks and threats that the Company faces and the emerging threat landscape. The cybersecurity team has broad experience and expertise, including in cybersecurity threat assessment and detection, governance, identity and access management, logical security (including cloud, end point and network), security awareness and training, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance.

As cybersecurity threats may arise, the cybersecurity team focuses on responding to and containing the threat, minimizing any business impact and complying with reporting obligations, as appropriate. To that end, the department maintains a detailed Cybersecurity Incident Response Plan including appropriate notifications should an incident occur. In the event of a perceived threat or possible cybersecurity incident, the cybersecurity team is trained to assess, among other factors, student safety impact, data and personal information impact, the possibility of business operations disruption, projected cost, if any, potential for reputational harm and reporting obligations, with support from external technical, legal and law enforcement support, as appropriate.

Cybersecurity Threats

While we have experienced minor cybersecurity threats in the past, such as spear phishing or smishing (SMS phishing), to date no such threats have materially affected the Company’s business strategy, results of operations, or financial condition. We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes that are designed to help protect our systems and infrastructure and the information contained therein. However, notwithstanding our efforts to protect confidential and personal information, we cannot assume that our systems and facilities will not experience a cybersecurity incident in the future that will materially affect us. Please see Part I, Item 1A, “Risk Factors”.

Index
ITEM 2.
PROPERTIES

As of December 31, 2025, we lease all of our properties. We continue to reevaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. As of December 31, 2025, all of our existing leases expire between 2025 and 2045.

The following table provides information relating to our facilities as of December 31, 2025, including our corporate office:

Current Locations	Brand	Approximate Square Footage
Columbia, Maryland	Lincoln College of Technology	111,000
Denver, Colorado	Lincoln College of Technology	213,000
Grand Prairie, Texas	Lincoln College of Technology	158,000
Indianapolis, Indiana	Lincoln College of Technology	126,000
Marietta, Georgia	Lincoln College of Technology	30,000
Melrose Park, Illinois	Lincoln College of Technology	88,000
Allentown, Pennsylvania	Lincoln Technical Institute	25,000
East Windsor, Connecticut	Lincoln Technical Institute	289,000
Iselin, New Jersey	Lincoln Technical Institute	32,000
Lincoln, Rhode Island	Lincoln Technical Institute	66,000
Mahwah, New Jersey	Lincoln Technical Institute	79,000
Moorestown, New Jersey	Lincoln Technical Institute	55,000
New Britain, Connecticut	Lincoln Technical Institute	36,000
Paramus, New Jersey	Lincoln Technical Institute	30,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	30,000
Queens, New York	Lincoln Technical Institute	50,000
Shelton, Connecticut	Lincoln Technical Institute	57,000
South Plainfield, New Jersey	Lincoln Technical Institute	60,000
Union, New Jersey	Lincoln Technical Institute	56,000
East Point, Georgia	Lincoln Technical Institute	72,000
Houston, Texas	Lincoln College of Technology	98,000
Nashville, Tennessee	Nashville Auto Diesel College	124,000
Levittown, Pennsylvania	Lincoln Technical Institute	91,000
Parsippany, New Jersey	Corporate Office	17,000

Future Locations	Brand	Approximate Square Footage
Hicksville, New York [1]	Lincoln Technical Institute	65,000
Rowlett, Texas [2]	Lincoln College of Technology	88,000

We believe that our facilities are suitable for their intended purposes.

1
On December 12, 2024, the Company entered into a lease for approximately 65,000 square feet of space to serve as the Company’s new campus in Hicksville, New York. The lease term commenced on September 1, 2025, with an initial lease term of 15 years and 9 months. The lease contains a renewal option allowing for either a 10-year renewal or two five-year renewals.

2
On September 12, 2025, the Company entered into a lease for approximately 88,000 square feet of space to serve as the Company's campus in Rowlett, a northern suburb of Dallas, Texas. The lease term commenced on November 1, 2025, with an initial lease term of 15 years and 5 months.

ITEM 3.
LEGAL PROCEEDINGS

On June 22, 2022, the DOE and the plaintiff student loan borrowers in a class action against the DOE initiated on June 25, 2019 in the U.S. District Court for the Northern District of California (Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.)) announced a proposed settlement agreement to resolve claims that the DOE had failed to timely decide Borrower Defense to Repayment applications submitted to the DOE. The proposed settlement included three categories of relief for student loan borrowers. First, the DOE would agree to discharge loans and refund prior loan payments to class members with loan debt associated with an institution on the list included in the settlement (which includes our institutions). The class action plaintiffs and the DOE stated that the DOE had determined that attendance at one of the listed institutions justifies presumptive relief allegedly based on strong indicia regarding substantial misconduct by the institutions, whether credibly alleged or in some instances proven, and the purportedly high rate of class members with applications related to the listed schools. Second, the proposed settlement included new procedures for the DOE to resolve pending borrower defense claims associated with other schools not on the list. Third, for any student loan borrower who submitted a borrower defense application after June 22, 2022 and before the final approval of the settlement, the proposed settlement would require the DOE to review the applications under the DOE’s 2016 regulatory standards and issue decisions within 36 months, or else the applications would be discharged in full.

On November 16, 2022, the federal district court approved the settlement as proposed and the DOE began implementing the settlement relief while the Company and other parties appealed the settlement’s final approval to the U.S. Court of Appeals for the Ninth Circuit.  On November 5, 2024, the Ninth Circuit upheld the settlement on appeal.  One or more parties are expected to continue to appeal the final approval of the settlement, but the Company is not continuing to participate in the appeal.  As a result of this final approval, the DOE estimated that approximately 196,000 student loan borrowers who attended one of the listed schools (including our institutions) would receive automatic student loan discharges; that another approximately 100,000 student loan borrowers who attended other schools not on the list would receive decisions under new procedures; and that approximately 250,000 student loan borrowers who submitted borrower defense applications between June 22, 2022 and November 16, 2022 would receive decisions under the DOE’s 2016 regulatory standards within 36 months or else receive automatic student loan discharges.

It is not possible at this time to predict whether the settlement will continue to be upheld on appeal, what additional actions the DOE might take as the settlement continues to be upheld on appeal, or whether the DOE or other agencies might take actions against our institutions. Such actions could have a material adverse effect on our business and results of operations. We believe that the DOE already may have discharged some or all of the pending applications. See Part I, Item I. “Business – Regulatory Environment – Borrower Defense to Repayment Regulations.”

Index
In addition to the foregoing, in the ordinary conduct of our business, we are subject to additional periodic lawsuits, investigations, regulatory proceedings and other claims, including but not limited to claims involving students or graduates, routine employment matters and business disputes. We cannot predict the ultimate resolution of these lawsuits, investigations, regulatory proceedings and other claims asserted against us, but we do not believe that any of these matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our Common Stock, no par value per share, is quoted on the Nasdaq Global Select Market under the symbol “LINC”.

On February 27, 2026, the last reported sale price of our Common Stock on the Nasdaq Global Select Market was $36.24 per share.

Holders

As of February 27, 2026, based on the information provided by Continental Stock Transfer & Trust Company, there were 45 shareholders of record of our Common Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock since the Company’s Board of Directors discontinued our quarterly cash dividend program in February 2015. The Company currently has no intentions to resume the payment of cash dividends on its Common Stock in the foreseeable future.

Equity Compensation Plan Information

We have various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2025, is as follows:

Index

			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights

Plan Category

Equity compensation plans approved by security holders	-	$-	1,327,243
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$-	1,327,243

Stock Performance Graph

This stock performance graph compares the total cumulative stockholder return on our Common Stock for the five years ended December 31, 2025, with the cumulative return on the Russell 2000 Index, S&P 500 and an index of peer companies. The companies in the index of peer companies, which were selected in good faith on the basis of the similar nature of their business as postsecondary educational institutions, include American Public Education, Inc., Adtalem Global Education Inc., Strategic Education, Inc., Universal Technical Institute, Inc., and Perdoceo Education Corporation. The graph assumes that $100 was invested on December 31, 2020 and any dividends were reinvested on the date on which they were paid.

The information provided under the heading "Stock Performance Graph" shall not be considered "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a filing.

Stock Performance Graph
(12/31/19 - 12/31/24)
$700
$600
$500
$400
$300
$200
$100
$0
12/31/2019
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024
LINC
Peer Group
S&P 500
Russell 2000

Share Repurchases

On May 24, 2022, the Company announced that the Board of Directors had approved a share repurchase program for 12 months authorizing repurchases of up to $30.0 million. The Board of Directors subsequently authorized the repurchase of an additional $10.0 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases, and extended the share repurchase program for additional 12-month periods, most recently through May 24, 2026.

During the year ended December 31, 2025, the Company did not repurchase any shares under the share repurchase program. As of December 31, 2025, the Company had approximately $29.7 million remaining for additional repurchases under the program.  The following table presents the number and average price of shares purchased during the three months ended December 31, 2025.

Index

	Total Number of Shares Purchased			Maximum Dollar Value of Shares Remaining to be Purchased Under the Plan
		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan

Period
October 1, 2025 to October 31, 2025	-	$-	-	$29,663,667
November 1, 2025 to November 30, 2025	-	-	-	29,663,667
December 1, 2025 to December 31, 2025	-	-	-	29,663,667
Total	-	-	-

For more information on the share repurchase program, See Part II. Item 8. “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note 12 Stockholders Equity.”

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

The following generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussion of historical items and year-to-year comparisons between 2024 and 2023 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024.

GENERAL

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our”, and “us”, as applicable) provide diversified career-oriented postsecondary education to recent high school graduates and working adults. The Company, which currently operates 22 campuses in 12 states, has entered into leases for two new campuses: one in Hicksville, New York, with programs expected to begin by the end of 2026, and one in Rowlett, Texas, a northern suburb of Dallas, where the lease commenced in the fourth quarter of 2025, and programs are expected to begin in the first quarter of 2027. The Company offers programs in skilled trades, automotive, health sciences and information technology. The schools operate under the brands Lincoln Technical Institute, Lincoln College of Technology and Nashville Auto Diesel College.

Most of the Company’s campuses serve major metropolitan markets and each typically offers courses in multiple areas of study. Five of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas. All of our campuses are nationally accredited and are eligible to participate in federal financial aid programs administered by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid. The Company was incorporated in New Jersey in 2003 as the successor-in-interest to various acquired schools including Lincoln Technical Institute, Inc. which opened its first campus in Newark, New Jersey in 1946.

The Company’s business is organized into two reportable business segments: Campus Operations and Transitional. The Company manages its business, evaluates performance and allocates resources based on these reportable business segments.

Campus Operations - The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance. All of our campuses continuing in operation are classified in this segment. All of our campuses offer programs across various areas of study.

Transitional – Historically, the Company classified certain campuses as part of a Transitional segment when such campuses were marked for closure, held for sale, or taught out. As of December 31, 2025, the Company had no campuses classified as Transitional. As of December 31, 2024, the net assets for the Summerlin, Las Vegas campus were classified as held for sale, with operating results classified within the Transitional segment. The sale of the Summerlin campus was consummated effective January 1, 2025.

As of December 31, 2025, we had 17,046 students enrolled at 22 campuses. Our average enrollment for the fiscal year ended December 31, 2025 was 16,622 students and our revenues were $518.2 million, which represented an increase of 17.8% over the prior fiscal year. For more information relating to our revenues, profits and financial condition, please refer to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

We believe that we provide our students with the high-quality career-oriented training available for our areas of study in our markets thereby serving students, local employers and their communities. The skills gap continues to expand as talent retires faster than new employees are hired and as the need for education and training increases in all careers with the accelerating pace of technological change.

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

Our revenues are directly dependent on the average number of students enrolled in our schools and the courses in which they are enrolled. Our average enrollment is impacted by the number of new students starting, re-entering, graduating and withdrawing from our schools. Our diploma/certificate programs range in duration from 27 to 104 weeks, our associate’s degree programs range in duration from 77 to 94 weeks, and students attend classes for different amounts of time per week depending on the school and program in which they are enrolled. Because we start new students every month, our total student population changes monthly. The number of students enrolling or re-entering our programs each month is driven by the demand for our programs, the effectiveness of our marketing and advertising, the availability of financial aid and other sources of funding, the number of recent high school graduates, the job market and seasonality. Our retention and graduation rates are influenced by the quality and commitment of our teachers and student services personnel, the effectiveness of our programs, the placement rate and success of our graduates and the availability of financial aid and other sources of funding. Although similar courses have comparable tuition rates, the tuition rates vary among our numerous programs.

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 85% and 82% of our revenue on a cash basis during fiscal years 2025 and 2024, respectively, while the remainder was primarily derived from state grants and cash payments made by students. The HEA requires institutions to use the cash basis of accounting when determining its compliance with the 90/10 Rule. See Part I, Item 1. “Business - Regulatory Environment.”

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

●
our internal extension of credit is provided to students only after all other funding resources have been exhausted; thus, by the time this funding is available, students have completed approximately two-thirds of their curriculum and are more likely to graduate and, as a consequence, more likely to pay outstanding tuition amounts;
●
funding for students who interrupt their education is typically covered by Title IV Program funds as long as they have been properly packaged for financial aid.

The operating expenses associated with an existing school do not increase or decrease proportionally as the number of students enrolled at the school increases or decreases. We categorize our operating expenses as:

●
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
●
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

Real Estate Transactions

Asset Purchase Agreement – Summerlin, Las Vegas

On November 11, 2024, the Company entered into an agreement with DVMD LLS (IntelliTec College) for the sale of the Summerlin, Las Vegas (“Euphoria”) campus. As a result of the intended sale, the Company recorded the carrying amount of the net assets totaling $1.2 million as held for sale on the Consolidated Balance Sheets. The net assets related to the Summerlin, Las Vegas campus consisted of $2.1 million in assets and $0.9 million in liabilities. The sale of the Summerlin campus was consummated effective January 1, 2025.

Purchase and Sale-leaseback Transaction – Philadelphia, Pennsylvania Area Campus

On September 28, 2023, the Company purchased a 90,000 square foot property located at 311 Veterans Highway, Levittown, Pennsylvania for approximately $10.2 million and subsequently on January 30, 2024 entered into a sale-leaseback transaction for the same property. During the year ended December 31, 2025, the Company invested approximately $13.6 million in capital investments.

Index
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussions of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to bad debts, goodwill and impairment of long-lived assets and income taxes. Actual results could differ from those estimates. The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not result in significant management judgment in the application of such principles. We believe that the following accounting policies are most critical to us in that they represent the primary areas where financial information is subject to the application of management's estimates, assumptions and judgment in the preparation of our Consolidated Financial Statements.

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

Our bad debt expense as a percentage of revenues for the fiscal years ended December 31, 2025, and 2024 was 11.2% and 12.9%, respectively. A 1% increase in our bad debt expense as a percentage of revenues for the fiscal years ended December 31, 2025, and 2024, would have resulted in an increase in bad debt expense of $5.2 million and $4.4 million, respectively.

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

Goodwill. Goodwill represents the excess of purchase price over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. The Company tests goodwill for impairment annually, in the fourth quarter of each year, unless there are events or changes in circumstances that indicate an impairment may have occurred. Impairment may result from deterioration in performance, adverse market conditions, adverse changes in laws or regulations, the restriction of activities associated with the acquired business, and/or a variety of other circumstances. If we determine that impairment has occurred, we record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made.

As of December 31, 2025, goodwill was approximately $10.7 million, or 2.2%, of our total assets.

Index
When we perform our annual goodwill impairment assessment we have the option to perform a qualitative assessment based on a number of factors impacting our reporting units. When a qualitative assessment is performed, a number of factors are evaluated to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Our qualitative assessment is subjective. It includes a review of macroeconomic and industry factors, review of financial and non-financial performance measures, including projected student starts and assessment of adverse events that may negatively impact a reporting units carrying value. Adverse events would include, but are not limited to, difficulty in accessing capital, a greater competitive environment, decline in market-dependent multiples or metrics, regulatory or political developments, change in key personnel, strategy, or customers, or litigation. If we conclude based on our qualitative review that it is more likely than not that the fair value of the reporting unit is less than the carrying value, we proceed with a quantitative impairment test.

When we perform our quantitative impairment test we believe that the most critical assumptions and estimates in determining the estimated fair value of our reporting units include, but are not limited to, future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing and long-term operating strategies and initiatives.

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

For the years ended December 31, 2025 and 2024, there were no impairments related to goodwill.

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

For the years ended December 31, 2025 and 2024, there were no impairments related to long-lived assets.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the fiscal years ended December 31, 2025, and 2024, we did not record any interest and penalties expense associated with uncertain tax positions, as we do not have any uncertain tax positions.

Business Strategy

Key elements of our business strategy include:

●
Expand Geographically. We plan to open new campuses and enter new markets using existing resources or acquisitions. We opened a new campus in Houston, Texas in August 2025, and have signed leases for new campuses in Hicksville, New York, where programs are expected to begin by the end of 2026, and Rowlett, Texas, which is expected to open in the first quarter of 2027.

Index
●  Replicate Programs and Expand Existing Areas of Study. We are expanding our program portfolio by introducing in-demand offerings at existing campuses and replicating proven in-demand offerings across locations.
●  Increase Operating Efficiency. We aim to improve margins and scalability by centralizing operations, standardizing curricula, and leveraging technology such as artificial intelligence to streamline campus functions.
●  Maximize Utilization of Existing Facilities. We focus on increasing facility usage through enrollment growth, new programs, and industry partnerships.
●  Expand Teaching Platform. We are transitioning to a hybrid teaching platform, Lincoln 10.0, the implementation of which has been substantially completed and is expected to be finalized by the end of 2026 for all planned programs except for Licensed Practical Nursing which will happen in 2027, to offer greater flexibility, efficiency, and value to students.

Recent and Planned Campus Openings

Campus Location	Type	Status	Opening Date
East Point, GA	New Campus	Opened	March 1, 2024
Nashville, TN	Campus Relocation	Opened	March 1, 2025
Levittown, PA	Campus Relocation	Opened	August 1, 2025
Houston, TX	New Campus	Opened	August 1, 2025
Hicksville, NY	New Campus	In Progress	By the end of 2026
Rowlett, TX	New Campus	In Progress	First quarter of 2027

Results of Operations for the Three Years Ended December 31, 2025

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2025	2024
Revenue	100%	100%
Costs and expenses:
Educational services and facilities	39.6%	41.3%
Selling, general and administrative	54.6%	55.4%
(Gain) loss on sale of assets	(0.1)%	0.5%
Gain on insurance proceeds	0.0%	(0.6)%
Impairment of goodwill and long-lived assets	0.0%	0%
Total costs and expenses	94.2%	96.6%
Operating income	5.8%	3.4%
Interest expense, net	(0.7)%	(0.1)%
Pension excise tax	(0.2)%	0%
Income from operations before income taxes	5.2%	3.3%
Provision for income taxes	1.2%	1.1%
Net income	4.0%	2.2%

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Consolidated Results of Operations

Revenue. Revenue increased $78.2, or 17.8% to $518.2 million for the fiscal year ended December 31, 2025 from $440.1 million in the prior year. Revenue growth was primarily due to a 15.2% increase in average student population.

	Year ended December 31,
Consolidated	2025	2024
Revenue (millions)	$518.2	$440.1

Total new student starts	20,906	18,660
Average student population	16,622	14,426
End of period student population	17,046	15,138

	Year Ended December 31,
	Consolidated		Campus Operations		Transitional		Corporate
	2025	2024	2025	2024	2025	2024	2025	2024
REVENUE	$518,241	$440,064	$518,241	$432,966	$-	$7,098	$-	$-
COSTS AND EXPENSES:
Instructional	98,460	90,566	98,460	88,207	-	2,359	-	-
Books and tools	36,603	32,146	36,603	31,161	-	985	-	-
Facilities	50,098	46,791	50,098	45,842	-	949	-	-
Depreciation and amortization	20,228	12,256	20,228	12,200	-	56	-	-
Educational services and facilities	205,389	181,759	205,389	177,410	-	4,349	-	-

Sales and marketing	84,551	75,236	84,551	73,532	-	1,704	-	-
Student services	25,424	21,874	25,424	21,012	-	862	-	-
Provision for credit losses	58,085	56,578	58,050	55,600	-	975	35	3
Administrative	114,283	89,415	46,571	41,235	-	1,236	67,712	46,944
Depreciation and amortization	603	700	-	-	-	-	603	700
Selling, general and administrative	282,946	243,803	214,596	191,379	-	4,777	68,350	47,647
(Gain) loss on sale of assets	(406)	2,119	(442)	619	-	11	36	1,489
Gain on insurance proceeds	-	(2,794)	-	-	-	-	-	(2,794)
Total costs and expenses	487,929	424,887	419,543	369,408	-	9,137	68,386	46,342
OPERATING INCOME (LOSS)	$30,312	$15,177	$98,698	$63,558	$-	$(2,039)	$(68,386)	$(46,342)

Index
Educational services and facilities expense. Educational services and facilities expense increased $23.6 million, or 13.0% to $205.4 million for the fiscal year ended December 31, 2025 from $181.8 million in the prior year. The increase over the prior year includes approximately $4.3 million reduction related to the Transitional segment, which incurred expenses only in prior year. On a comparable basis, educational services and facilities expense increased by $27.9 million.

The primary driver of the increase was higher costs associated with supporting a larger student population. The remaining increase was attributable to higher depreciation expense, largely resulting from capital investments to support our growth initiatives.

As a percentage of revenue, instructional expenses decreased to 19.0% from 20.6% for the fiscal years ended December 31, 2025, and 2024, respectively. Similarly, educational services and facilities expense as a percentage of revenue declined to 39.6% from 41.3% in the prior year comparable period. Those improvements demonstrate continued margin expansion as we scale operations.

Selling, general and administrative expense. Selling, general and administrative expense increased $39.1 million, or 16.1% to $282.9 million for the fiscal year ended December 31, 2025, from $243.8 million in the prior year. This includes $4.8 million reduction related to the Transitional segment, which had expenses in the prior year but none in the current period. On a comparable basis, selling, general and administrative expense increased $43.9 million.

Administrative expenses rose $24.9 million, or 27.8%, primarily due to increased costs associated with our expanding student population and improved financial performance and a greater number of employee medical claims.

Student services expense increased $3.6 million, or 16.2%, driven by continued investments in staffing and support infrastructure to serve a growing student base.

Marketing expense increased by $5.0 million or 11.6% year over year driven by investments in new programs and initiatives.

Provision for credit losses. While the provision increased in absolute terms, it declined as a percentage of revenue from 12.9% to 11.2% year-over-year.

Selling, general and administrative expense, as a percentage of revenue, was 54.6%, compared to 55.4% in the prior year comparable period.

(Gain) Loss on Sale of Assets. Gain on sale was $0.4 million for the fiscal year ended December 31, 2025, compared to a loss of $2.1 million in the prior year primarily driven by the sale of the Summerlin, Las Vegas campus.

Gain on insurance proceeds. During the year ended December 31, 2024, the Company received gross insurance proceeds in the amount of $2.8 million relating to hail damage at one of our campuses.

Net interest expense. Net interest expense was $3.3 million compared to net interest expense of $0.5 million for the fiscal years ended December 31, 2025 and 2024, respectively, primarily driven by a reduction in interest income resulting from lower average cash balances during the period, as funds were used for capital expenditures, and by higher interest expense on borrowings.

Income taxes. Income tax provision for the year ended December 31, 2025 was $6.1 million, representing effective tax rate of 23.4% of pre-tax income, compared to $4.8 million income tax provision and an effective tax rate of 32.8% the prior year comparable period.

Pension excise tax. The Company terminated its defined benefit pension plan effective December 31, 2024. The plan was settled on December 31, 2025. As a result of the plan termination, the Company received a reversion of excess plan assets of approximately $1.9 million subject to a 50% federal excise tax, which resulted in pension excise tax expense of $0.9 million, recorded in other expense.

Index
Segment Results of Operations

The Company’s business is organized into two reportable business segments: Campus Operations and Transitional. These segments are defined below:

Campus Operations – The Campus Operations segment includes all campuses that are continuing in operation and contribute to the Company’s core operations and performance.

Transitional – The Transitional segment refers to campuses that have been marked for closure and are being taught out. As of December 31, 2025, no campuses were classified in the Transitional segment. During the prior year, the Company’s Summerlin, Las Vegas campus was classified in the Transitional segment. The sale of the Summerlin campus was consummated on January 1, 2025.

We evaluate performance based on operating results. Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

The following table presents selected operating metrics for our two reportable segments for the fiscal years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	% Change
Revenue:
Campus Operations	$518,241	$432,966	19.7%
Transitional	-	7,098	(100.0)%
Total	$518,241	$440,064	17.8%

Operating Income (loss):
Campus Operations	$98,698	$63,558	55.3%
Transitional	-	(2,039)	100.0%
Corporate	(68,386)	(46,342)	(47.6)%
Total	$30,312	$15,177	99.7%

Starts:
Campus Operations	20,906	18,153	15.2%
Transitional	-	507	(100.0)%
Total	20,906	18,660	12.0%

Average Population:
Campus Operations	16,622	14,100	17.9%
Transitional	-	326	(100.0)%
Total	16,622	14,426	15.2%

End of Period Population:
Campus Operations	17,046	14,838	14.9%
Transitional	-	300	(100.0)%
Total	17,046	15,138	12.6%

Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

Campus Operations

Operating income increased $35.1 million, or 55.3% to $98.7 million for the fiscal years ended December 31, 2025, compared to $63.6 million in 2024. The change compared to the prior year was mainly driven by the following factors:

●
Revenue increased $85.3 million, or 19.7% to $518.2 million for the fiscal year ended December 31, 2025 from $432.9 million in the prior year. Revenue growth was primarily due to a 17.9% increase in average student population.
●
Educational services and facilities expense increased $28.0 million, or 15.8% to $205.4 million for the fiscal year ended December 31, 2025 from $177.4 million in the prior year. The primary driver of the increase was attributable to higher costs associated with supporting a larger student population as well as higher depreciation expense, largely resulting from capital investments to support our growth initiatives.
●
Selling, general and administrative expense increased $23.2 million, or 12.1% to $214.7 million for the fiscal year ended December 31, 2025, from $191.4 million in the prior year. The increase was primarily driven by higher sales and marketing expense due to planned investments in new programs and initiatives and higher administrative expenses associated with supporting a larger student population. Additionally, student services costs rose in line with the growing student base.

Transitional

 As of December 31, 2025, no campuses were classified in the Transitional segment.

Index
In the fourth quarter of 2024, the Board of Directors approved a plan to close the Summerlin, Las Vegas campus. The sale of the Summerlin campus was consummated on January 1, 2025. During the prior year, the Summerlin campus was classified in the Transitional segment.

●
Revenue decreased $7.1 million, or 100% to zero for the fiscal year ended December 31, 2025, from $7.1 million in the prior year.
●
Total operating expenses decreased $9.1 million, or 100% to zero for the fiscal year ended December 31, 2025, from $9.1 million in the prior year.

The change in operating performance was the result of closing the campus and no longer enrolling new students.

Corporate and Other

This category includes unallocated expenses incurred on behalf of the entire Company. Corporate and other expenses were $68.3 million for the fiscal year ended December 31, 2025, compared to $46.3 million in the prior year. The increase was primarily driven by higher salaries and benefits due to workforce expansion to support a larger student population and to execute our growth initiatives. Additionally, employee medical claims increased and performance-based incentive compensation increased in line with improved financial performance.

Index
LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for the maintenance and expansion of our facilities and the development of new programs. Our principal source of liquidity has been cash provided by operating activities. The following chart summarizes the principal elements of our cash flow for each of the three fiscal years in the period ended December 31, 2025:

	Cash Flow Summary
	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$59,311	$29,306
Net cash (used in) provided by investing activities	$(86,199)	$(46,971)
Net cash used in financing activities	$(3,866)	$(3,331)

As of December 31, 2025, the Company had $28.5 million in cash and cash equivalents, compared to $59.3 million in cash and cash equivalents as of December 31, 2024. The change in cash position from the prior year comparable period was primarily driven by increased capital expenditures due to campus expansion.

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

On May 7, 2024, the Company announced that its Board of Directors had authorized an extension of its share repurchase program for an additional 12 months through May 24, 2025. During the years ended December 31, 2025 and 2024, the Company did not repurchase any additional shares. As of December 31, 2025, the Company had approximately $29.7 million remaining for additional repurchases under the program.

On December 24, 2024, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) registering securities for potential future use. Under the Registration Statement, we may sell the securities described in the prospectus from time to time in one or more offerings up to a total dollar amount of $150 million.

Our primary source of cash is tuition collected from our students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The most significant source of student financing is Title IV Programs, which represented approximately 85% of our cash receipts relating to revenues in 2025. Pursuant to applicable regulations, students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 31-day delay. In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV Program financial aid is refunded according to federal, state and accrediting agency standards.

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

Index
Operating Activities

Operating cash flow results primarily from cash received from our students, offset by changes in working capital demands. Working capital can vary at any point in time based on several factors including seasonality, timing of cash receipts and payments and vendor payment terms.

Net cash provided by operating activities for the years ended December 31, 2025, and 2024 was $59.3 million and $29.3 million, respectively. The increase from the prior year was primarily driven by higher net income and changes in working capital.

Investing Activities

Net cash used in investing activities was $86.2 million for the fiscal year ended December 31, 2025, compared to net cash used in investing activities of $47.0 million for the fiscal year ended December 31, 2024. The primary reason for the decrease in net cash was due to increased investments in capital expenditures in the current year. The December 31, 2024, cash position benefited from several factors including the sale of the Levittown, Pennsylvania property and proceeds received from short-term investments.

We currently lease all of our campuses, however two are considered finance lease obligations.

Capital expenditures were 16.7% of revenues in 2025 and are expected to be approximately 12.1% of revenues in 2026. The increase in capital expenditures over the prior year was driven by several factors that include but not limited to the buildout of the Nashville, Tennessee, Levittown, Pennsylvania, Houston, Texas and Hicksville, New York campuses. In addition, we invested $7.8 million into expanding programs at the Melrose, Illinois, Allentown, Pennsylvania and South Plainfield, New Jersey campuses and we invested an additional $22.5 million for educational equipment, real estate improvements, and information technology across various campuses. We expect to fund future capital expenditures with cash generated from operating activities and cash on hand.

Financing Activities

Net cash used in financing activities for the fiscal years ended December 31, 2025, and 2024 was $3.9 million and $3.3 million, respectively. The increase in cash used of $0.5 million was primarily driven by $0.4 million lower cash inflows for a tenant allowance relating to one of the Company’s finance leases in the current year.

Credit Facility

On February 16, 2024, the Company entered into a secured credit agreement (as subsequently amended, the “Fifth Third Credit Agreement”) with Fifth Third Bank, National Association (the “Bank”), pursuant to which the Company, as borrower, obtained a revolving credit facility in the aggregate principal amount of $40.0 million including a $10.0 million letter of credit sublimit and a $20.0 million accordion feature (as subsequently amended, the “Facility”), the proceeds of which are to be used for working capital, general corporate and certain other permitted purposes. The Facility is guaranteed by the Company’s wholly owned subsidiaries and is secured by a first priority lien in favor of the Bank on substantially all of the personal property owned by the Company and its subsidiaries. The initial term of the Facility was 36 months, maturing on February 16, 2027 but, as noted below, the Facility has since been amended to, among other things, extend the maturity date to March 7, 2028.

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

Under the terms of the Fifth Third Credit Agreement, the Company will pay to the Bank an unused facility fee on the average daily unused balance of the Facility at a rate per annum equal to 0.50%, which fee is payable in arrears on dates when interest is due and payable. For the twelve months ended December 31, 2025 and 2024, the Company paid approximately $0.2 million and $0.2 million, respectively, in unused facility fees, which were expensed as incurred. The Company will also pay to the Bank a letter of credit fee equal to the Applicable Margin for loans subject to the Tranche Rate multiplied by the maximum amount available to be drawn under such letter of credit. For the year ended December 31, 2025 and 2024, the fees were not material.

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

In connection with the Fifth Third Credit Agreement, total fees paid during 2024 were approximately $0.5 million, which included bank and legal costs, in addition to other customary expenses and reimbursements. These fees were capitalized in the prior year and are being amortized over the term of the Fifth Third Credit Agreement. During the twelve months ended December 31, 2025, the Company incurred additional bank and legal fees of $0.1 million in connection with the Second Amendment. The fees were capitalized and are being amortized over the term of the Second Amendment. For the years ended December 31, 2025 and 2024, interest paid in connection with the Fifth Third Credit Agreement was $0.8 million and $0.2 million, respectively.

As of December 31, 2025, the Company had no debt outstanding under the Facility.

Climate Change

Climate change has not had and is not expected to have a significant impact on our operations.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.  As of December 31, 2025, we have no debt outstanding. We lease offices, educational facilities and various items of equipment for varying periods through the year 2045 at basic annual rental rates (excluding taxes, insurance, and other expenses under certain leases).

During the fiscal year ended December 31, 2025, the Company entered into four new operating leases. The Company obtained the operating right of use (“ROU”) asset in exchange for an operating lease liability of $27.4 million.

We had no off-balance sheet arrangements as of December 31, 2025, except for existing surety bonds. We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At December 31, 2025, we posted surety bonds in the aggregate amount of approximately $20.0 million. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

As of December 31, 2025, and 2024, we had outstanding extensions of credit loan principal commitments to our active students of $53.3 million and $44.6 million, respectively. These are institutional loans, extensions of credit and no cash is advanced to students. The full loan amount extension of credit amount is not guaranteed unless the student completes the program. The institutional loans extensions of credit are considered commitments because the students are required to fund their education using these funds and they are not reported in our Consolidated Financial Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the year ended December 31, 2025, we invested cash reserves into money market funds. As of December 31, 2025, the amount invested and the associated interest income were not material. Due to our conservative investment approach, the Company expects minimal financial exposure to interest rate fluctuations affecting interest income. Additionally, the Company does not believe that current market events have had a significant impact on the value or liquidity of the Company’s cash, cash equivalents, or investments.

Details of the Company’s outstanding credit agreement can be found in Note 11 of the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. As of December 31, 2025, the Company had no outstanding borrowings. For the year ended December 31, 2025, the Company recorded interest expense of $0.8 million primarily related to borrowings outstanding during the year and, fees on the unused portion of the revolving credit facility with Fifth Third Bank National Association.

Index
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2025 have concluded that our disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission’s Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report included in this Form 10-K that follows.

ITEM 9B.  OTHER INFORMATION

During the three months ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.  DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

Certain information required by this item will be included in a definitive proxy statement for the Company’s annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, in either case filed with the Securities and Exchange Commission within 120 days after December 31, 2025, and is incorporated by reference herein.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Certain information required by this Item 10 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

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

Index

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

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

3.2
Certificate of Amendment, dated as of November 14, 2019, to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-3 filed October 6, 2020).

3.3	Bylaws of the Company, as amended on April 24, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 30, 2020).

4.1	Specimen Stock Certificate evidencing shares of Common Stock (incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644) filed June 21, 2005).

4.2
Registration Rights Agreement, dated as of November 14, 2019, between the Company and the investors parties thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

4.3	Description of Securities of the Company (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed March 9, 2021).

10.1+
Employment Agreement, dated as of December 19, 2025, between the Company and Scott M. Shaw (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 23, 2025).

10.2+
Employment Agreement, dated as of December 19, 2025, between the Company and Brian K. Meyers (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 23, 2025).

10.3+	Employment Agreement dated as of December 19, 2025 between the Company and Chad D Nyce (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 23, 2025

10.4+
Employment Agreement dated as of December 19, 2025 between the Company and Alexandra M. Luster (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 23, 2025).

10.5+
Employment Agreement dated as of December 19, 2025 between the Company and Stephen E. Ace (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 23, 2025).

10.6+
Lincoln Educational Services Corporation 2020 Long-Term Incentive Plan (as amended) (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed February 16, 2024).

10.7*+
Form of Agreement Pursuant to the Lincoln Educational Services Corporation 2020 Long-Term Incentive Plan as to Time-Restricted Shares and Performance-Restricted Shares (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed March 4, 2025).

Index

10.8*+
Form of Agreement Pursuant to the Lincoln Educational Services Corporation 2020 Long-Term Incentive Plan as to Performance-Restricted Shares (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed March 4, 2025).

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

10.12
Amendment to Credit Agreement, dated as of June 28, 2024, between Lincoln Educational Services Corporation and its subsidiaries and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 23, 2024).

10.13
Second Amendment to Credit Agreement, dated as of March 7, 2025, between Lincoln Educational Services Corporation and its subsidiaries and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 11, 2025).

10.14
Form of Indemnification Agreement between the Company and each director of the Company (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

10.15	Indemnification Agreement between the Company and John A. Bartholdson (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed March 4, 2025).

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed March 5, 2024).

101*
The following financial statements from Lincoln Educational Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL: (i) Consolidated Statements of Operations and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Stockholders’ Equity and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted as Inline iXBRL and contained in Exhibit 101*.

●
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

LINCOLN EDUCATIONAL SERVICES CORPORATION

By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Date:	March 2, 2026

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

Signature	Title	Date

/s/ Scott M. Shaw
Scott M. Shaw	Chief Executive Officer and Director	March 2, 2026

/s/ Brian K. Meyers	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 2, 2026
Brian K. Meyers

/s/ John A. Bartholdson	Director	March 2, 2026
John A. Bartholdson

/s/ James J. Burke, Jr.	Director	March 2, 2026
James J. Burke, Jr.

/s/ Kevin M. Carney	Director	March 2, 2026
Kevin M. Carney

/s/ Michael A. Plater	Director	March 2, 2026
Michael A. Plater

/s/ Felecia J. Pryor	Director	March 2, 2026
Felecia J. Pryor

/s/ Carlton Rose	Director	March 2, 2026
Carlton Rose

/s/ Sylvia J. Young	Director	March 2, 2026
Sylvia J. Young

/s/ Anna Escobedo Cabral	Director	March 2, 2026
Anna Escobedo Cabral

/s/ Marta Newhart	Director	March 2, 2026
Marta Newhart

Index

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lincoln Educational Services Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2025, and 2024, the related consolidated statements of operations and comprehensive income, changes in convertible preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in with conformity accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

●
Tested the design and operating effectiveness of controls relating to establishing the allowance for credit losses.

●
Assessed the appropriateness of management’s methodology for calculating the allowance including the significant inputs and assumptions utilized, including any changes in the current economic, legislative or regulatory environments, cash collection forecasts and the ability to complete the federal financial aid process with the student.

●
Recalculated the estimated allowance rates applied to the respective accounts receivable allowance categories determined according to funding sources and other criteria.

●
Tested the completeness and accuracy of data underlying management’s assertions and calculations by selecting and reperforming the calculations for a selection of students, and compared our recalculations to management’s analysis to determine whether management’s conclusions were reasonable.

●
Tested on a sample basis the rates of reserve percentages and subsequent cash collections from a student through our evaluation of a selection of students.

Index
●
Evaluated Topic 326 related financial statement disclosures.

/s/ Deloitte & Touche LLP

Morristown, New Jersey
March 2, 2026
We have served as the Company’s auditor since 1999

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Lincoln Educational Services Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lincoln Educational Services Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements as of and for the year ended December 31, 2025, of the Company and our report dated March 2, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Morristown, New Jersey
March 2, 2026

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	December 31,
	2025	2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,519	$59,273
Accounts receivable, less allowance of $43,975 and $42,615 at December 31, 2025 and December 31, 2024, respectively	36,929	42,983
Inventories	3,986	3,053
Income tax receivable	1,599	-
Tenant allowance receivable	8,127	762
Prepaid and other assets	7,872	4,031
Assets held for sale	-	1,150
Total current assets	87,032	111,252

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $148,067 and $141,271 at December 31, 2025 and December 31, 2024, respectively	171,603	103,533

OTHER ASSETS:
Noncurrent receivables, less allowance of $26,371 and $22,957 at December 31, 2025 and December 31, 2024, respectively	21,248	19,627
Deferred finance charges	302	323
Deferred income taxes, net	21,668	25,359
Operating lease right-of-use assets	154,223	136,034
Finance lease right-of-use assets	25,075	26,745
Goodwill	10,742	10,742
Pension plan assets, net	-	1,554
Other assets, net	1,271	1,387
Total other assets	234,529	221,771
TOTAL ASSETS	$493,164	$436,556

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Unearned tuition	$44,159	$30,631
Accounts payable	27,023	37,026
Accrued expenses	18,430	11,986
Income taxes payable	-	1,072
Current portion of operating lease liabilities	10,634	9,497
Current portion of finance lease liabilities	463	-
Total current liabilities	100,709	90,212

NONCURRENT LIABILITIES:
Long-term portion of operating lease liabilities	162,113	138,803
Long-term portion of finance lease liabilities	30,654	29,261
Other long-term liabilities	-	16
Total liabilities	293,476	258,292

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value - authorized 100,000,000 shares at December 31, 2025 and December 31, 2024, issued and outstanding 31,623,795 shares at December 31, 2025 and 31,462,640 shares at December 31, 2024	48,181	48,181
Additional paid-in capital	52,339	50,639
Retained earnings	99,168	79,170
Accumulated other comprehensive loss	-	274
Total stockholders' equity	199,688	178,264
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$493,164	$436,556

See Notes to Consolidated Financial Statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023

REVENUE	$518,241	$440,064	$378,070
COSTS AND EXPENSES:
Educational services and facilities	205,389	181,759	162,275
Selling, general and administrative	282,946	243,803	209,135
Gain on insurance proceeds	-	(2,794)	-
(Gain) loss on sale of assets	(406)	2,119	(30,918)
Impairment of goodwill and long-lived assets	-	-	4,220
Total costs & expenses	487,929	424,887	344,712
OPERATING INCOME	30,312	15,177	33,358
OTHER:
Interest income	126	2,099	2,628
Interest expense	(3,394)	(2,565)	(347)
Pension excise tax	(926)	-	-
INCOME BEFORE INCOME TAXES	26,118	14,711	35,639
PROVISION FOR INCOME TAXES	6,120	4,820	9,642
NET INCOME	19,998	9,891	25,997
Employee pension plan adjustments, net of taxes (a)	(274)	310	924
COMPREHENSIVE INCOME	$19,724	$10,201	$26,921
Basic
Net income per common share	$0.65	$0.32	$0.86
Diluted
Net income per common share	$0.64	$0.32	$0.85
Weighted average number of common shares outstanding:
Basic	30,942	30,580	30,105
Diluted	31,260	30,891	30,541

See Notes to Consolidated Financial Statements

(a)
Taxes related to pension plan adjustments were $1.1 million, $0.1 million, and $0.3 million for each of the years ended December 31, 2025, 2024, and 2023, respectively.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE - January 1, 2023	31,147,925	$49,072	$45,540	$51,225	$(960)	$144,877
Net cumulative effect from adoption of ASC 326 (a)	-	-	-	(7,943)	-	(7,943)
Net Income	-	-	-	25,997	-	25,997
Employee pension plan adjustments	-	-	-	-	924	924
Stock-based compensation expense
Restricted stock	713,299	-	5,894	-	-	5,894
Share repurchase	(165,064)	(891)	-	-	-	(891)
Net share settlement for equity-based compensation	(337,050)	-	(2,054)	-	-	(2,054)
BALANCE - December 31, 2023	31,359,110	48,181	49,380	69,279	(36)	166,804
Net Income	-	-	-	9,891	-	9,891
Employee pension plan adjustments	-	-	-	-	310	310
Stock-based compensation expense
Restricted stock	434,256	-	4,629	-	-	4,629
Net share settlement for equity-based compensation	(330,726)		(3,370)			(3,370)
BALANCE - December 31, 2024	31,462,640	48,181	50,639	79,170	274	178,264
Net Income	-	-	-	19,998	-	19,998
Employee pension plan adjustments	-	-	-	-	(274)	(274)
Stock-based compensation expense
Restricted stock	366,008	-	5,488	-	-	5,488
Net share settlement for equity-based compensation	(204,853)		(3,788)	-	-	(3,788)
BALANCE - December 31, 2025	31,623,795	$48,181	$52,339	$99,168	$-	$199,688

See Notes to Consolidated Financial Statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended December 31,

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,998	$9,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,161	11,334
Finance lease amortization	1,670	1,622
Amortization of deferred finance charges	142	133
Deferred income taxes	2,623	(2,242)
(Gain) loss on sale of assets	(406)	2,119
Gain on insurance proceeds	-	(2,794)
Proceeds from insurance	-	2,794
Fixed asset donations	(311)	(277)
Provision for credit losses	58,085	56,578
Stock-based compensation expense	5,488	4,629
(Increase) decrease in assets:
Accounts receivable	(53,652)	(65,984)
Inventories	(933)	(184)
Prepaid income taxes	(1,599)	-
Prepaid expenses and current assets	(10,381)	(687)
Other assets, net	7,169	110
Increase (decrease) in liabilities:
Accounts payable	(9,292)	11,583
Accrued expenses	6,444	(1,667)
Unearned tuition	13,528	3,770
Income taxes payable	(1,072)	(1,760)
Other liabilities	2,649	338
Total adjustments	39,313	19,415
Net cash provided by operating activities	59,311	29,306
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(86,633)	(56,866)
Proceeds from sale of property and equipment	434	9,895
Net cash used in investing activities	(86,199)	(46,971)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	45,000	-
Payments on borrowings	(45,000)	-
Payment of deferred finance fees	(121)	(456)
Finance lease principal paid	(356)	(267)
Tenant allowance finance leases	399	762
Net share settlement for equity-based compensation	(3,788)	(3,370)
Net cash used in financing activities	(3,866)	(3,331)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,754)	(20,996)
CASH AND CASH EQUIVALENTS —Beginning of period	59,273	80,269
CASH AND CASH EQUIVALENTS—End of period	$28,519	$59,273

See Notes to Consolidated Financial Statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	Year Ended December 31,

	2025	2024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,190	$2,354
Income taxes	$6,169	$8,836
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash additions of fixed assets	$6,727	$8,181

 See Notes to Consolidated Financial Statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025, 2024, AND 2023 AND FOR THE THREE YEARS ENDED DECEMBER 31, 2025
(In thousands, except share and per share amounts, schools, campuses and unless otherwise stated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities—Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented postsecondary education to recent high school graduates and working adults. The Company, which currently operates 22 campuses in 12 states, has entered into leases for two new campuses: one in Houston, Texas, with programs expected to begin in the second half of 2025, and one in Hicksville, New York, with programs expected to begin by the end of 2026, and one in Rowlett, Texas, a northern suburb of Dallas, where the lease commenced in the fourth quarter of 2025, and programs are expected to begin in the first quarter of 2027. Lincoln Educational Services Corporation offers programs in skilled trades (which include Heating Ventilation and Air Conditioning (“HVAC”), welding and computerized numerical control and electrical and electronic systems technology, among other programs), automotive, health sciences (which include nursing, dental assistant and medical assistant, among other programs) and hospitality services and information technology (which include culinary and aesthetics and information technology programs). The schools operate under the brands Lincoln Technical Institute, Lincoln College of Technology and Nashville Auto Diesel College.

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

Transitional – The Transitional segment refers to campuses that are marked for closure and are currently being taught out, in addition to campuses that are held-for-sale. As of December 31, 2025, no campuses were classified in the Transitional segment. As of December 31, 2024, the net assets for the Summerlin, Las Vegas campus were classified as held for sale, with operating results classified within the Transitional segment. The sale of the campus was consummated effective January 1, 2025. In addition, the Company closed the Somerville, Massachusetts campus in 2023. It was fully taught out as of December 31, 2023. This campus is classified in the Transitional segment in the prior year’s statement of operations.

Liquidity—As of December 31, 2025, the Company had $28.5 million in cash and cash equivalents compared to $59.3 million in cash and cash equivalents in the prior year. The Company believes that its likely sources of cash should be sufficient to fund operations for the next 12 months and thereafter for the foreseeable future. As of December 31, 2025 the Company had $60.0 million of available liquidity under its revolving credit facility.

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

Allowance for Credit Losses— We define student receivables as a portfolio segment under ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Details considered by management in the estimate include the following:

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

Property, Equipment and Facilities, net —Property, equipment and facilities are stated at cost less accumulated depreciation and amortization. Major renewals and improvements are capitalized, while repairs and maintenance are expensed when incurred. Upon the retirement, sale or other disposition of assets, costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in operating income. For financial statement purposes, depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, and amortization of leasehold improvements is computed over the lesser of the term of the lease or its estimated useful life.

Asset Retirement Obligation—The Company recognizes and records an asset retirement obligation (“ARO”) if there is a clear obligation at the termination of a lease, and the potential obligation is measurable in both potential cost and time. If both conditions are met the Company will record the ARO at the Present Value (“PV”) of the future obligation and incur accretion expense over the course of the term, using the lease end date as the termination date. Should the components or assumptions used to assess the ARO materially change, the ARO is re-measured, and adjustments recorded.

Advertising Costs—Costs related to advertising are expensed as incurred and are approximately $48.3 million, $43.3 million, and $38.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. These amounts are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Goodwill—Goodwill represents the excess of purchase price over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. The Company tests goodwill for impairment annually, in the fourth quarter of each year, unless there are events or changes in circumstances that indicate an impairment may have occurred. Impairment may result from deterioration in performance, adverse market conditions, adverse changes in laws or regulations, the restriction of activities associated with the acquired business, and/or a variety of other circumstances. If we determine that impairment has occurred, we record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made.

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

For the years ended December 31, 2025 and 2024, as a result of impairment testing, it was determined that there was no impairment of long-lived assets.

On June 8, 2023, the Company consummated the sale of its Nashville, Tennessee property. The result of the sale created a change in the trajectory of the fair value of the Nashville, Tennessee operations, and as such, the Company recorded a pre-tax non-cash impairment charge of $0.4 million relating to long-lived assets during the year ended December 31, 2023.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company's cash balances with financial institutions typically exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $0.25 million. The Company’s cash balances on deposit as of December 31, 2025, exceeded the balance insured by the FDIC by approximately $27.9 million. The Company has not experienced any losses to date on its invested cash.

The Company extends credit for tuition and fees to many of its students. The credit risk with respect to these accounts receivable is mitigated by the students’ participation in federally funded financial aid programs unless students withdraw prior to the receipt of federal funds for those students. In addition, the remaining tuition receivables are primarily comprised of smaller individual amounts due from students. With respect to student receivables, the Company had no significant concentrations of credit risk as of each of December 31, 2025, and 2024, respectively.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, the Company evaluates the estimates and assumptions, including those used to determine the incremental borrowing rate to calculate lease liabilities and ROU assets, lease term to calculate lease cost, bad debts, impairments, fixed assets, income taxes, benefit plans, stock-based compensation, and certain accruals. Actual results could differ from those estimates.

Index
Income Taxes— The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”). This standard requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA is a legislative package designed to extend the expiring provisions of the Tax Cuts and Jobs Act (TCJA, P.L. 115-97) and deliver additional tax relief for individuals and businesses. The legislation extends existing provisions while also adding new tax cuts, changes to clean energy provisions, and changes to international tax provisions. The tax provisions of the OBBBA have not had a material impact to the Company’s financial statements.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the fiscal years ended December 31, 2025, 2024, and 2023, we did not record any interest and penalties expense associated with uncertain tax positions, as we do not have any uncertain tax positions.

Start-up Costs—Costs related to the start of new campuses are expensed as incurred.

New Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and 2) provide additional information for reconciling items that meet a quantitative threshold. The amendments require disclosure about the amount of income taxes paid disaggregated (1) by federal, state and foreign taxes, and (2) by individual jurisdictions in which income taxes paid is equal or greater than five percent of total income taxes paid. The amendment also requires entities to disclose income or loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. For all public business entities, this ASU is effective for annual periods beginning after December 15, 2024. The Company has adopted this ASU, and the adoption did not have a material impact on Company's Consolidated Financial Statements.

In November 2024, the FASB issued Accounting Standard Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application for periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In July 2025, the FASB issued ASU No. 2025‑05, Financial Instruments – Credit Losses (Topic 326‑20): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. This practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset in determining credit loss reserve for existing receivables and contract assets. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods with early adoption permitted in both interim and annual reporting periods in which financial statements have not yet been issued. The Company does not expect the adoption of ASU 2025-05 to have a material impact on its financial statement disclosures, as it does not intend to elect the practical expedient provided by the ASU.

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

The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. ASU 2025-06 may be applied prospectively, retrospectively or on a modified transition approach with early adoption permitted. We do not expect this ASU to have a material impact on our Consolidated Financial Statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency and navigability of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events occurring since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its interim Consolidated Financial Statements and disclosures.

Index
2. FINANCIAL AID AND REGULATORY COMPLIANCE

Financial Aid

The Company’s schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying for the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the DOE. During the fiscal years ended December 31, 2025, 2024, and 2023, approximately 85%, 82%, and 81%, respectively, of net revenues on a cash basis were indirectly derived from funds distributed under Title IV Programs.

For the fiscal years ended December 31, 2025, 2024, and 2023, the Company calculated that no individual DOE reporting entity received more than 90% of its revenue, determined on a cash basis pursuant to DOE regulations, from the Title IV Program funds. The Company’s calculations may be subject to review by the DOE. Under DOE regulations, a proprietary institution that derives more than 90% of its total revenue from the Title IV Programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV Programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% of its total revenue for a single fiscal year, will be placed in provisional certification status and may be subject to other enforcement measures. If one of the Company’s institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

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

●
the equity ratio, which measures the institution's capital resources, ability to borrow and financial viability;
●
the primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and
●
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

For the 2025, 2024, and 2023 fiscal years, we calculated our composite score to be 2.0, 2.5, and 3.0, respectively. These scores are subject to determination by the DOE based on its review of our consolidated audited financial statements for the 2024 and 2023 fiscal years, but we believe it is likely that the DOE will determine that our institutions comply with the composite score requirement.

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

Index
The weighted average number of common shares used to compute basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Weighted average shares outstanding - basic	30,942	30,580	30,105
Dilutive effect of Restricted Stock	318	311	436
Weighted average shares outstanding - diluted	31,260	30,891	30,541

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

Unearned tuition in the amount of $44.2 million and $30.6 million is recorded in the current liabilities section of the accompanying Consolidated Balance Sheets as of December 31, 2025, and December 31, 2024, respectively. The change in this contract liability balance during the year ended December 31, 2025, is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the year ended December 31, 2025, that was included in the contract liability balance at the beginning of the year was $29.6 million.

The following table depicts the timing of revenue recognition by segment:

	Year Ended December 31, 2025
	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$33,086	$-	$33,086
Services transferred over time	485,155	-	485,155
Total revenues	$518,241	$-	$518,241

	Year Ended December 31, 2024
	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$26,877	$1,180	$28,057
Services transferred over time	406,089	5,918	412,007
Total revenues	$432,966	$7,098	$440,064

	Year Ended December 31, 2023
	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$21,403	$1,534	$22,937
Services transferred over time	345,830	9,303	355,133
Total revenues	$367,233	$10,837	$378,070

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

Student Receivables

The Company has student receivables that are due greater than 12 months from the date of our Consolidated Balance Sheets. As of December 31, 2025, and December 31, 2024, the amount of non-current student receivables under payment plans that is longer than 12 months in duration, net of allowance for credit losses, was $21.2 million and $19.6 million, respectively.

The following table presents the amortized cost basis of student receivables as of December 31, 2025 and 2024 by year of origination.

	Year Ended December 31, 2025				Year Ended December 31, 2024
Year	Student Receivables (1)		Write-Off's (2)	Year	Student Receivables (1)		Write-Off's (2)
2025	$95,668	2025	$16,174	2024	$96,459	2025	$12,970
2024	16,450	2024	31,821	2023	14,231	2024	26,345
2023	8,224	2023	3,109	2022	6,815	2023	3,216
2022	3,890	2022	1,097	2021	3,999	2022	1,311
2021	2,133	2021	633	2020	1,597	2021	540
Prior	1,241	Prior	477	Prior	1,401	Prior	435
Total	$127,606	Total	$53,311	Total	$124,502	Total	$44,817

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

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASU 2016-13, Financial Instruments—Credit Losses (Topic 326):

Measurement of Credit Losses on Financial Instruments (“ASC 326”). Changes in our current and non-current allowance for credit losses related to our student receivable portfolio were calculated in accordance with ASC 326 for the year ended December 31, 2025, and 2024, respectively.

	Year Ended December 31,
	2025	2024
Balance, beginning of period	$65,572	$53,811
Provision for credit losses	58,085	56,578
Write-off's	(53,311)	(44,817)
Balance, at end of period	$70,346	$65,572

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

6. LEASES

The Company enters into contracts to utilize office space, educational facilities, and various items of equipment under lease agreements and accounts for them in accordance with ASC 842, Leases (“ASC 842”). To determine whether a contract contains a lease, the Company assesses whether there is an identified asset and whether the Company has the right to control its use throughout the period of use. The Company classifies leases as either operating or finance leases at lease commencement date in accordance with ASC 842. As required under ASC 842, the Company recognizes a ROU asset and a corresponding lease liability on the balance sheet, measured at the present value of lease payments over the term of the lease. An operating lease ROU asset represents the Company’s right to use the underlying asset during the lease term and the corresponding lease liability represents its obligation to make lease payments. Operating lease ROU assets and liabilities are amortized over the lease term, with lease expense recognized on a straight-line basis within operating expenses in the Consolidated Statement of Operations and Comprehensive Income. Finance lease arrangements result in separate recognition of interest expense on the lease liability using the effective interest method and amortization expense of the ROU asset on a straight-line basis over the lease term, in addition to principal payments.

Index
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

On December 12, 2024, the Company entered into a lease for approximately 65,000 square feet of space to serve as the Company’s campus in Hicksville, New York. The lease term commenced on September 1, 2025, after the landlord completed preparation of the space, with an initial lease term of 15 years and 9 months. The lease contains a renewal option allowing for either a 10-year renewal or two five-year renewals. See Note 8, “Real Estate Transactions”.

On September 12, 2025, the Company entered into a lease for approximately 88,000 square feet of space to serve as the Company's campus in Rowlett, a northern suburb of Dallas, Texas. The lease term commenced on November 1, 2025, with an initial lease term of 15 years and five months. The Company will not take possession of the premises until the lease commencement date.

 During the fiscal year ended December 31, 2025, the Company entered into four new operating leases. The Company obtained the operating right of use (“ROU”) asset in exchange for an operating lease liability of $27.4 million.

The following table presents components of lease cost and classification on the Consolidated Statement of Operations and Comprehensive Income:

		Year Ended December 31,
in thousands	Consolidated Statement of Operations and Comprehensive Income Classification	2025	2024	2023
Operating Lease Cost	Selling, general and administrative	$20,716	$19,665	$19,235
Finance lease cost
Amortization of leased assets	Educational services and facilities	1,670	1,622	175
Interest on lease Liabilities	Interest expense	2,362	2,155	224
Variable lease cost	Selling, general and administrative	931	423	475
		$25,679	$23,865	$20,109

The net change in ROU asset and operating lease liability is included in the net change in other assets in the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2025, 2024, and 2023.

The net change in ROU asset and finance lease liability is split between principal payments, interest expense and amortization expense. Principal payments are classified in the financing section, interest expense is included in net income and amortization expense is broken out separately in the operating section of the Consolidated Statements of Cash Flows.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

	Year Ended December 31,
	2025	2024	2023
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating Cash Flows - operating leases	$14,149	$17,989	$16,103
Operating Cash Flows - finance leases	$2,362	$2,155	$-
Financing Cash Flows - finance leases	$(1,856)	$495	$-

Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets
Operating leases	$27,362	$59,061	$10,477
Finance leases	$-	$12,570	$15,971

Index
Weighted-average remaining lease term and discount rate for our leases are as follows:

	As of
	Year Ended December 31,
	2025	2024
Weighted-average remaining lease term
Operating leases	13 years	13 years
Finance leases	16 years	16 years

Weighted-average discount rate
Operating leases	6.63%	6.6%
Finance leases	7.67%	7.69%

Maturities of lease liabilities by fiscal year for our leases as of December 31, 2025, are as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2026	$21,199	$2,817
2027	21,416	2,918
2028	22,314	3,023
2029	20,621	3,132
2030	17,918	3,244
Thereafter	157,660	40,173
Total lease payments	261,128	55,307
Less: imputed interest	(88,381)	(24,190)
Present value of lease liabilities	$172,747	$31,117

7. GOODWILL AND LONG-LIVED ASSETS

Changes in the carrying amount of goodwill during the fiscal years ended December 31, 2025, 2024 and 2023 are as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2024	$117,176	$(106,434)	$10,742
Adjustments	-	-	-
Balance as of December 31, 2024	$117,176	$(106,434)	$10,742
Adjustments	-	-	-
Balance as of December 31, 2025	$117,176	$(106,434)	$10,742

When we perform our annual goodwill impairment assessment we have the option to perform a qualitative assessment based on a number of factors impacting our reporting units. When a qualitative assessment is performed, a number of factors are evaluated to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Our qualitative assessment is subjective. It includes a review of macroeconomic and industry factors, review of financial and non-financial performance measures, including projected student starts and assessment of adverse events that may negatively impact a reporting unit’s carrying value. Adverse events would include, but are not limited to, difficulty in accessing capital, a greater competitive environment, decline in market-dependent multiples or metrics, regulatory or political developments, change in key personnel, strategy, or customers, or litigation. If we conclude based on our qualitative review that it is more likely than not that the fair value of the reporting unit is less than the carrying value, we proceed with a quantitative impairment test.

When we perform our quantitative impairment test we believe that the most critical assumptions and estimates in determining the estimated fair value of our reporting units include, but are not limited to, future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing and long-term operating strategies and initiatives.

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

For the years ended December 31, 2025, and 2024, there were no goodwill impairments. For the year ended December 31, 2023, goodwill impairment charges of $3.8 million were recorded related to the sale of the Nashville, Tennessee property.

8. REAL ESTATE TRANSACTIONS

Asset Purchase Agreement – Summerlin, Las Vegas

On November 11, 2024, the Company, entered into an agreement with DVMD LLS (IntelliTec College) for the sale of the Summerlin, Las Vegas (“Euphoria”) campus. As a result of the intended sale, the Company recorded the carrying amount of the net assets totaling $1.2 million as held for sale on the Consolidated Balance Sheets. The net assets related to the Summerlin, Las Vegas campus consisted of $2.1 million in assets and $0.9 million in liabilities. The sale of the Summerlin campus was consummated effective January 1, 2025.

Purchase and Sale-leaseback Transaction – Levittown, Pennsylvania Campus

On September 28, 2023, the Company purchased a 90,000 square foot property located at 311 Veterans Highway, Levittown, Pennsylvania for approximately $10.2 million and subsequently on January 30, 2024, entered into a sale-leaseback transaction for the same property. During the year ended December 31, 2025, the Company invested approximately $13.6 million in capital investments.

Index
9. PROPERTY, EQUIPMENT AND FACILITIES

As of December 31, 2025, and December 31, 2024, property, equipment and facilities consisted of the following:

	Useful life (years)	Year Ended December 31,
		2025	2024
Land	-	$52	$52
Buildings and improvements	1-25	183,770	104,081
Equipment, furniture and fixtures	1-7	119,681	84,352
Vehicles	3	1,979	1,556
Construction in progress	-	14,188	54,763
		319,670	244,804
Less accumulated depreciation and amortization		(148,067)	(141,271)
		$171,603	$103,533

Property, equipment and facilities are recorded at cost, with depreciation expense included in our educational services and facilities and selling, general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income.

The increase in property, equipment and facilities was driven by several factors, including a $55.9 million investment relating to the build-out of the new campuses (Nashville, Tennessee; Levittown, Pennsylvania; Houston, Texas and Hicksville, New York); $7.8 million in new and expanded programs at various campuses; and $22.5 million of facilities upgrades including security and branding, with the remainder focusing on training materials and equipment. Depreciation and amortization expense of property, equipment and facilities was $20.8 million and $13.0 million for the years ended December 31, 2025, and 2024, respectively, which includes amortization of finance leases of $1.7 million and $1.6 for the years ended December 31, 2025, and 2024, respectively.

10. ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2025	2024
Accrued compensation and benefits	$12,868	$7,515
Accrued rent and real estate taxes	2,115	1,700
Other accrued expenses	3,447	2,771
	$18,430	$11,986

11. LONG-TERM DEBT

Credit Facility

On February 16, 2024, the Company entered into a secured credit agreement (as subsequently amended, the “Fifth Third Credit Agreement”) with Fifth Third Bank, National Association (the “Bank”), pursuant to which the Company, as borrower, obtained a revolving credit facility in the aggregate principal amount of $40.0 million including a $10.0 million letter of credit sublimit and a $20.0 million accordion feature (as subsequently amended, the “Facility”), the proceeds of which are to be used for working capital, general corporate and certain other permitted purposes. The Facility is guaranteed by the Company’s wholly owned subsidiaries and is secured by a first priority lien in favor of the Bank on substantially all of the personal property owned by the Company and its subsidiaries. The initial term of the Facility was 36 months, maturing on February 16, 2027 but, as noted below, the Facility has since been amended to, among other things, extend the maturity date to March 7, 2028.

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

Under the terms of the Fifth Third Credit Agreement, the Company will pay to the Bank an unused facility fee on the average daily unused balance of the Facility at a rate per annum equal to 0.50%, which fee is payable in arrears on dates when interest is due and payable. For the years ended December 31, 2025, and 2024, the Company paid approximately $0.2 million and $0.2 million, respectively, in unused facility fees, which were expensed as incurred. The Company will also pay to the Bank a letter of credit fee equal to the Applicable Margin for loans subject to the Tranche Rate multiplied by the maximum amount available to be drawn under such letter of credit. For the years ended December 31, 2025, and 2024, those fees were not material.

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

In connection with the Fifth Third Credit Agreement, total fees paid during 2024 were approximately $0.5 million, which included bank and legal costs, in addition to other customary expenses and reimbursements. These fees were capitalized in 2024 and are being amortized over the term of the Fifth Third Credit Agreement. During the year ended December 31, 2025, the Company incurred additional bank and legal fees of $0.1 million in connection with the Second Amendment. The fees were capitalized and are being amortized over the term of the Second Amendment. For the years ended December 31, 2025, and 2024, interest paid in connection with the Fifth Third Credit Agreement was $0.8 million and $0.2 million, respectively.

As of December 31, 2025, the Company had no debt outstanding under the Facility.

12. STOCKHOLDERS' EQUITY

Common Stock

As of December 31, 2025, the Company had 100,000,000 shares of Common Stock authorized of which 31,623,795 shares were issued and outstanding. Holders of our Common Stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. The Company has not declared or paid any cash dividends on our Common Stock since the Company’s Board of Directors discontinued our quarterly cash dividend program in February 2015. The Company currently has no intentions of resuming the payment of cash dividends in the foreseeable future.

Dividends

As noted above, the Company may pay dividends on our Common Stock when and as declared by our Board of Directors, however, the Company has not declared or paid any cash dividends on our Common Stock since the Board of Directors discontinued our quarterly cash dividend program in 2015 and there is no current intention to resume such program.

Dividends on the Series A Preferred Stock, issued in a private placement, were payable at the initial annual rate of 9.6%, were paid in arrears, from the date of issuance quarterly on each December 31, March 31, June 30 and September 30, of each year with September 30, 2020, being the first dividend payment date. In November 2022, the Company exercised its mandatory conversion right under the Series A Preferred Stock and, as such, there are no longer any shares of Series A Preferred Stock outstanding and no additional dividend payments related to the Series A Preferred Stock will be made going forward.

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

Time-Based and Performance-Based Restricted Stock Awards

We provide stock-based compensation to employees, officers and directors in the form of awards of restricted stock (“Restricted Stock Awards”) under our LTIP, which are conditioned upon either continued service (“Time-Based Restricted Stock Awards”) or both continued service and achievement of performance goals (“Performance-based Restricted Stock Awards” or “Performance-Based Restricted Stock Shares”). Performance-based restricted stock shares granted prior to 2025, are eligible to vest only upon achievement of at least 100% of the performance target, with no shares vesting unless the target is met. In 2025, the Company granted Performance-based Restricted Stock Shares to employees, officers, and directors that vest based on the percentage of Adjusted EBITDA achieved for the year. Under such grants, no shares vest in the event that less than 80% of the target is achieved; vesting begins at 25% for 80% achievement and increase on a linear scale up to 200% vesting for achievement of 120% or more of the target. In 2025, the Company also granted Performance-Based Restricted Stock Shares to certain executives that vest based on the achievement of a specified percentage of target Adjusted EBITDA for fiscal year 2027. Under such grants, no shares vest in the event that less than 90% of the target is achieved; vesting begins at 25% for 90% achievement and increases on a linear scale up to 100% vesting for achievement of 100% or more of the target. On February 18, 2026, the Compensation Committee determined that such performance target was met and therefore, these Performance-based Restricted Stock Shares are included as granted in the table below.

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

The expense related to Restricted Stock Awards for the years ended December 31, 2025, 2024, 2023 was $5.4 million, $4.6 million, and $5.9 million, respectively. The unrecognized Restricted stock expense as of December 31, 2025, 2024, and 2023 was $6.0 million, $4.3 million, and $4.3 million, respectively. As of December 31, 2025, the outstanding Restricted Stock Awards under the LTIP had an aggregate intrinsic value of $18.8 million compared to $14.8 million in the prior year comparable period.

Index
For the years ended December 31, 2025, 2024, and 2023, the Company completed a net share settlement of 204,853, 330,726 and 337,050 restricted shares, respectively. The net share settlement was performed on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP. The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2025, 2024, and/or 2023 creating taxable income for the employees. At the employees’ request, the Company paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company. These transactions resulted in a decrease of $3.8 million, $3.4 million, and $2.0 million for each of the years ended December 31, 2025, 2024, and 2023, respectively. These transactions resulted in a decrease to equity on the Consolidated Balance Sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to Restricted Stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested Restricted Stock outstanding at January 1, 2024	1,398,675	5.16
Granted	459,181	9.83
Canceled	(24,925)	9.03
Vested	(898,543)	6.74
Nonvested Restricted Stock outstanding at December 31, 2024	934,388	$8.02
Granted	395,383	18.08
Canceled	-	-
Vested	(520,395)	8.02
Nonvested Restricted Stock outstanding at December 31, 2025	809,376	$12.94

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

The Board of Directors subsequently authorized the repurchase of an additional $10.0 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases, and extended the share repurchase program for additional 12-month periods, most recently through May 24, 2026.

During the years ended December 31, 2025, 2024, and 2023, the Company repurchased zero shares, zero shares and 165,064 shares, respectively. As of December 31, 2025, the Company had approximately $29.7 million remaining for additional repurchases under the program. Since the inception of the program, the Company has made repurchases of approximately 1.7 million shares of the Company’s Common Stock at an average share price of $5.95 for an aggregate expenditure of approximately $10.3 million

The following table presents information about our repurchases of Common Stock, all of which were completed through open market purchases:

	Year Ended December 31,
(in thousands, except share data)	2025	2024	2023
Total number of shares repurchased[1]	-	-	165,064
Total cost of shares repurchased	$-	$-	$891

1 These shares were subsequently canceled and recorded as a reduction of Common Stock.

S-3 Registration

On December 24, 2024, the Company filed a Form S-3 with the Securities and Exchange Commission using a “shelf” registration process. Under this shelf registration process, we may sell the securities described in this prospectus in one or more offerings up to a total dollar amount of $150.0 million.

13. PENSION PLAN

The Company sponsored a noncontributory defined benefit pension plan covering substantially all of the Company's union employees. Benefits are provided based on employees’ years of service and earnings. This plan was frozen on December 31, 1994 for non-union employees.

The Company has terminated its defined benefit pension plan as of December 31, 2024. In connection with this termination, the Company offered plan participants a choice between a lump sum payment and the continuation of their benefits through an annuity contract with a third-party insurance provider. The final settlement accounting was recorded during the year ended December 31, 2025.

Index
The following table sets forth the plan's funded status and amounts recognized in the Consolidated Financial Statements:

	Year Ended December 31,
	2025	2024
CHANGES IN BENEFIT OBLIGATIONS:
Benefit obligation-beginning of year	$15,565	$16,621
Interest cost	610	758
Actuarial gain	(563)	(550)
Benefits paid	(1,033)	(1,264)
Settlements	(14,579)	-
Benefit obligation at end of year	-	15,565

CHANGE IN PLAN ASSETS:
Fair value of plan assets-beginning of year	17,119	17,380
Actual return on plan assets	725	1,010
Benefits paid	(1,412)	(1,271)
Settlements	(14,580)	-
Fair value of plan assets-end of year	1,852	17,119

FAIR VALUE IN EXCESS OF BENEFIT OBLIGATION FUNDED STATUS:	$1,852	$1,554

As of December 31, 2025, all benefit obligations have been fully settled. The remaining $1.9 million represents surplus plan assets held by the plan administrator that are expected to be returned to the Company, subject to applicable excise taxes. Accordingly, no pension asset is reflected on the Consolidated Balance Sheet as of December 31, 2025, and the expected refund is recorded as a receivable within Prepaid and other assets. Although the surplus is presented as a receivable on the Consolidated Balance Sheet, the amounts remained held in cash and cash equivalents within the plan trust at December 31, 2025 and are therefore reflected as Level 1 plan assets in the fair value hierarchy disclosure.

For the fiscal year ended December 31, 2025, the actuarial gain of $0.6 million was due to the decrease in the discount rate from 4.71% to zero.

Amounts recognized in the Consolidated Balance Sheets consist of:

	At December 31,
	2025	2024
Current assets	$1,852	$-
Noncurrent assets	$-	$1,554

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Year Ended December 31,
	2025	2024	2023
Accumulated loss	$-	$(793)	$(1,219)
Deferred income taxes	-	1,067	1,183
Accumulated other comprehensive income (loss)	$-	$274	$(36)

The accumulated benefit obligation was $0 million and $15.5 million at December 31, 2025 and 2024, respectively.

The following table provides the components of net periodic cost for the plan:

	Year Ended December 31,
	2025	2024	2023

COMPONENTS OF NET PERIODIC BENEFIT COST
Interest cost	$610	758	792
Expected return on plan assets	(576)	(1,127)	(1,065)
Recognized net actuarial loss	-	-	106
Net periodic benefit income	34	(369)	(167)
Settlement	461	-	-
Net periodic benefit income	$495	$(369)	$(167)

The following tables present plan assets using the fair value hierarchy as of December 31, 2025 and 2024, respectively. The fair value hierarchy has three levels based on the reliability of inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using observable prices that are based on inputs not quoted in active markets but observable by market data, while Level 3 includes the fair values estimated using significant non-observable inputs. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed income	$-	$-	$-	$-
Cash and equivalents	1,852	-	-	1,852
Balance at December 31, 2025	$1,852	$-	$-	$1,852

Index
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed income	$16,050	$-	$-	$16,050
Cash and equivalents	1,069	-	-	1,069
Balance at December 31, 2024	$17,119	$-	$-	$17,119

Fair value of total plan assets by major asset category as of December 31:

	2025	2024
Fixed income	0%	94%
Cash and equivalents	100%	6%
Total	100%	100%

Weighted-average assumptions used to determine benefit obligations as of December 31:

	2025	2024	2023
Discount rate	N/A	5.30%	4.71%
Rate of compensation increase	N/A	2.50%	2.50%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:

	2025	2024	2023
Discount rate	5.3%	4.71%	4.71%
Rate of compensation increase	N/A	2.50%	2.50%
Long-term rate of return	4.5%	6.75%	6.75%

The Company did not make contributions to the plan in 2025.

The total amount of the Company’s contributions paid under its pension plan was zero for each of the fiscal years ended December 31, 2025 and 2024, and 2023.

 Subsequent to the termination of the pension plan, the Company does not expect to issue any future benefit payments.

The Company has a 401(k) defined contribution plan for all eligible employees. Employees may contribute up to 75% of their compensation into the plan. The Company may contribute up to an additional 20% of the employee's contributed amount up to 6% of compensation. For each of the fiscal years ended December 31, 2025, 2024, and 2023, the Company's expense for the 401(k) plan amounted to $1.2 million, $0.8, and $0.8 million, respectively.

14. INCOME TAXES

The components of income before income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic	$26,118	$14,711	$35,639
Foreign	0.00	0.00	0.00
Income before income taxes	$26,118	$14,711	$35,639

Components of the provision for income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$285	$4,496	$5,825
State	3,212	2,566	2,185
Foreign	-	-	-
Total	3,497	7,062	8,010

Deferred:
Federal	3,957	(1,555)	989
State	(1,334)	(687)	643
Foreign	-	-	-
Total	2,623	(2,242)	1,632

Total provision	$6,120	$4,820	$9,642

Index
Effective Tax rate

The following is a reconciliation of the difference between the effective income tax rate and the federal statutory tax rate for the year ended December 31, 2025:

	Year Ended December 31,
	2025
	$ amount (in thousands)	%
Tax provision at the U.S. federal statutory rate	$5,485	21.0%
State and local income tax, net of federal income tax effect (1)	1,465	5.6%
Foreign tax effects	-	-
Enactment of new tax laws	-	-
Cross-border tax laws	-	-
Tax credits	-	-
Changes in valuation allowance	-	-
Nontaxable and nondeductible
Share-based compensation	(516)	(2)%
Other	450	1.7%
Unrecognized tax benefits	-	-
Other
Other adjustments	(37)	(0.1)%
Pension withdrawal	(727)	(3.0)%
Income tax expense and effective income tax rate	$6,120	23.4%

(1) The state that contributed to the majority (greater than 50%) of the tax effect in this category was New Jersey

The reconciliation of the effective tax rate to the U.S. Statutory Federal Income tax rate was:

	2024		2023
Income before taxes	$14,711		$35,639
Expected tax	$3,089	21.0%	$7,484	21.0%
State tax (net of federal benefit)	1,483	10.1%	2,234	6.3%
Other	248	1.7%	(76)	(0.2)%
Total	$4,820	32.8%	$9,642	27.1%

The decrease in the effective tax rate is primarily due to an increase in pre-tax income and increased tax benefit from the reversal of deferred taxes related to the pension withdrawal.

Deferred Taxes

The components of the non-current deferred tax assets (liabilities) were as follows:

	At December 31,
	2025	2024
Gross noncurrent deferred tax assets (liabilities)
Operating lease liability	$46,313	$40,209
Provision for credit losses	18,881	17,558
Finance lease liability	8,352	7,835
Net operating loss carryforwards	1,913	807
Stock-based compensation	1,198	843
Accrued expenses	28	26
Other intangibles	21	23
Pension plan liabilities	-	(416)
Goodwill	(605)	(603)
Depreciation and amortization	(6,309)	3,142
Finance lease right of use assets	(6,730)	(7,161)
Operating lease right-of-use assets	(41,394)	(36,904)
Noncurrent deferred tax assets, net	$21,668	$25,359

As of December 31, 2025, 2024 and 2023, the Company had gross net operating losses (“NOL”) of $11.7 million, $14.0 million and $18.1 million, respectively, for state tax purposes and $5.9 million, zero and zero, for federal tax purposes. While some states NOL can be carried forward indefinitely, the majority of state NOLs expire in 2033 and end in 2037 if not utilized.

The following table presents supplemental cash flow information related to income taxes paid (net of refunds received):

Year ended December 31, 2025
Cash paid during the period for income taxes, net of refunds:
US federal	$3,500
US state and local
New Jersey	862
Connecticut	362
Other	1,445
US state and local	2,669
Foreign	-
Total cash paid during the period for income taxes, net of refunds received	$6,169

Cash paid for income taxes, net of refunds received, for the years ended December 31, 2024, and 2023 was $8,836 and $7,201, respectively.

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

Level 3:  Defined as unobservable inputs that are not corroborated by market data.

The following table presents the fair value of the financial instruments measured on a recurring basis as of December 31, 2025, and 2024.

	December 31, 2025
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Money market fund	$51	$51	-	-	$51
Total cash equivalents	$51	$51	-	-	$51

	December 31, 2024
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Money market fund	$44,425	$44,425	$-	$-	$44,425
Total cash equivalents	$44,425	$44,425	$-	$-	$44,425

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

Campus Operations - The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance. All of our campuses continuing in operation are classified in this segment. All of our campuses offer programs across various areas of study.

Transitional – The Transitional segment refers to campuses that are marked for closure and are currently being taught out, in addition to campuses that are held-for-sale. As of December 31, 2025, none of our campuses were classified in the Transitional segment. As of December 31, 2024, the net assets for the Summerlin, Las Vegas campus were classified as held for sale, with operating results classified within the Transitional segment. The sale of the Summerlin campus was consummated effective January 1, 2025. In addition, the Company closed the Somerville, Massachusetts campus in the prior year. The Somerville campus was fully taught out as of December 31, 2023. This Somerville campus was classified in the Transitional segment in the Company's 2023 statement of operations.

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

1.
Scott M. Shaw – Chief Executive Officer and Director
2.
Brian Meyers – Executive Vice President, Chief Financial Officer, and Treasurer

Index
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

	Year Ended December 31,
	Consolidated			Campus Operations			Transitional			Corporate
	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
REVENUE	$518,241	$440,064	$378,070	$518,241	$432,966	$367,233	$-	$7,098	$10,837	$-	$-	$-
COSTS AND EXPENSES:
Instructional	98,460	90,566	85,311	98,460	88,207	82,228	-	2,359	3,083	-	-	-
Books and Tools	36,603	32,146	26,177	36,603	31,161	24,802	-	985	1,375	-	-	-
Facilities	50,098	46,791	44,647	50,098	45,842	42,475	-	949	2,172	-	-	-
Depreciation and amortization	20,228	12,256	6,140	20,228	12,200	6,030	-	56	110	-	-	-
Educational services and facilities	205,389	181,759	162,275	205,389	177,410	155,535	-	4,349	6,740	-	-	-

Sales and marketing	84,551	75,236	65,553	84,551	73,532	64,159	-	1,704	1,394	-	-	-
Student services	25,424	21,874	18,693	25,424	21,012	17,314	-	862	1,379	-	-	-
Provision for credit losses	58,085	56,578	41,637	58,050	55,600	39,978	-	975	1,659	35	3	-
Administrative	114,283	89,415	82,622	46,571	41,235	37,976	-	1,236	2,030	67,712	46,944	42,616
Depreciation and amortization	603	700	630	-	-	-	-	-	-	603	700	630
Selling, general and administrative	282,946	243,803	209,135	214,596	191,379	159,427	-	4,777	6,462	68,350	47,647	43,246
(Gain) loss on sale of assets	(406)	2,119	(30,918)	(442)	619	-	-	11	1	-	1,489	(30,939)
Gain on insurance proceeds	-	(2,794)	-	-	-	20	-	-	-	36	(2,794)	-
Impairment of goodwill and long-lived assets	-	-	4,220	-	-	4,220	-	-	-	-	-	-
Total costs and expenses	487,929	424,887	344,712	419,543	369,408	319,202	-	9,137	13,203	68,386	46,342	12,307
OPERATING INCOME (LOSS)	$30,312	$15,177	$33,358	$98,698	$63,558	$48,031	$-	$(2,039)	$(2,366)	$(68,386)	$(46,342)	$(12,307)

17. COMMITMENTS AND CONTINGENCIES

Index
Litigation and Regulatory Matters—In the ordinary conduct of our business, we are subject to additional periodic lawsuits, investigations, regulatory proceedings and other claims, including but not limited to claims involving students or graduates, routine employment matters and business disputes. We cannot predict the ultimate resolution of these lawsuits, investigations, regulatory proceedings and other claims asserted against us, but we do not believe that any of these matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Student Financing Plans—As of December 31, 2025, the Company had outstanding net financing commitments to its students to assist them in financing their education of approximately $53.3 million, net of interest.

Executive Employment Agreements—The Company entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the contracts. The future employment contract commitments for such employees were approximately $20.3 million as of December 31, 2025.

Surety Bonds—Each of the Company’s campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. Our campuses are subject to extensive, ongoing regulation by each of these states. In addition, the Company’s campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. The Company is required to post surety bonds on behalf of its campuses and education representatives with multiple states to maintain authorization to conduct its business. As of December 31, 2025, the Company has posted surety bonds in the total amount of approximately $20.0 million.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION
Schedule II—Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Charged to Expense	Accounts Written- off	Balance at End of Period
Allowance accounts for the year ended:

December 31, 2025
Student receivable allowance	$65,572	$58,085	$(53,311)	$70,346
December 31, 2024
Student receivable allowance	$53,811	$56,578	$(44,817)	$65,572
December 31, 2023
Student receivable allowance	$35,370	$41,637	$(23,196)	$53,811