Form 10-Q
period 2026-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2026-05-11
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 11, 2026, there were 31,720,728 shares outstanding of the registrant’s Common Stock.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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
•
regulatory investigations or actions that may be commenced against us or other companies in our industry;
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
•
general economic conditions; and
•
other factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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
PART I – FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,690	$28,519
Accounts receivable, less allowance of $44,971 and $43,975 at March 31, 2026 and December 31, 2025, respectively	41,734	36,929
Inventories	2,488	3,986
Income tax receivable	501	1,599
Tenant allowance receivable	8,127	8,127
Prepaid and other assets	6,863	7,872
Total current assets	76,403	87,032

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $154,578 and $148,067 at March 31, 2026 and December 31, 2025, respectively	179,352	171,603

OTHER ASSETS:
Noncurrent receivables, less allowance of $25,706 and $26,371 at March 31, 2026 and December 31, 2025, respectively	20,711	21,248
Deferred finance charges	267	302
Deferred income taxes, net	21,668	21,668
Operating lease right-of-use assets	151,209	154,223
Finance lease right-of-use assets	24,657	25,075
Goodwill	10,742	10,742
Other assets, net	1,725	1,271
Total other assets	230,979	234,529
TOTAL ASSETS	$486,734	$493,164

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Unearned tuition	$39,287	$44,159
Accounts payable	28,253	27,023
Accrued expenses	13,816	18,430
Current portion of operating lease liabilities	10,445	10,634
Current portion of finance lease liabilities	498	463
Total current liabilities	92,299	100,709

NONCURRENT LIABILITIES:
Long-term portion of operating lease liabilities	160,089	162,113
Long-term portion of finance lease liabilities	30,518	30,654
Long-term debt	5,000	-
Total liabilities	287,906	293,476
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par value - authorized 100,000,000 shares at March 31, 2026 and December 31, 2025, issued and outstanding 31,697,253 shares at March 31, 2026 and 31,623,795 shares at December 31, 2025	48,181	48,181
Additional paid-in capital	47,123	52,339
Retained earnings	103,524	99,168
Total stockholders' equity	198,828	199,688
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$486,734	$493,164

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

REVENUE	$143,957	$117,506
COSTS AND EXPENSES:
Educational services and facilities	58,392	47,409
Selling, general and administrative	79,152	66,904
Loss (gain) on sale of assets	6	(220)
Total costs and expenses	137,550	114,093
OPERATING INCOME	6,407	3,413
OTHER:
Interest income	30	114
Interest expense	(837)	(701)
INCOME BEFORE INCOME TAXES	5,600	2,826
PROVISION FOR INCOME TAXES	1,244	882
NET INCOME	$4,356	$1,944
Basic
Net income per common share	$0.14	$0.06
Diluted
Net income per common share	$0.14	$0.06
Weighted average number of common shares outstanding:
Basic	31,130	30,809
Diluted	31,332	31,074

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
  (Unaudited)

	Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE - January 1, 2026	31,623,795	$48,181	$52,339	$99,168	$-	$199,688
Net Income	-	-	-	4,356	-	4,356
Stock-based compensation expense
Restricted stock	258,292	-	1,444	-	-	1,444
Net share settlement for equity-based compensation	(184,834)	-	(6,660)	-	-	(6,660)
BALANCE - March 31, 2026	31,697,253	$48,181	$47,123	$103,524	-	$198,828

	Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE - January 1, 2025	31,462,640	$48,181	$50,639	$79,170	$274	$178,264
Net Income	-	-	-	1,944	-	1,944
Stock-based compensation expense
Restricted stock	328,140	-	1,205	-	-	1,205
Net share settlement for equity-based compensation	(197,973)	-	(3,633)	-	-	(3,633)
BALANCE - March 31, 2025	31,592,807	$48,181	$48,211	$81,114	$274	$177,780

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,356	$1,944
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,214	3,345
Finance lease amortization	418	418
Amortization of deferred finance charges	35	40
Deferred income taxes	-	547
Loss (gain) on sale of assets	6	(220)
Fixed asset donations	(93)	(171)
Provision for credit losses	13,683	11,835
Stock-based compensation expense	1,444	1,205
(Increase) decrease in assets:
Accounts receivable	(17,951)	(13,289)
Inventories	1,498	659
Prepaid income taxes	1,098	-
Prepaid expenses and current assets	995	(3,243)
Other assets, net	725	1,230
Increase (decrease) in liabilities:
Accounts payable	1,002	(8,070)
Accrued expenses	(4,614)	(3,137)
Unearned tuition	(4,872)	(1,785)
Income taxes payable	-	225
Other liabilities	(378)	89
Total adjustments	210	(10,322)
Net cash provided by (used in) operating activities	4,566	(8,378)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,628)	(19,889)
Proceeds from sale of property and equipment	(6)	249
Net cash used in investing activities	(14,634)	(19,640)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	33,000	-
Payments on borrowings	(28,000)	-
Payment of deferred finance fees	-	(75)
Finance lease principal paid	(101)	(88)
Tenant allowance finance leases	-	1,196
Net share settlement for equity-based compensation	(6,660)	(3,633)
Net cash used in financing activities	(1,761)	(2,600)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,829)	(30,618)
CASH AND CASH EQUIVALENTS —Beginning of period	28,519	59,273
CASH AND CASH EQUIVALENTS—End of period	$16,690	$28,655

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2026	2025

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$837	$648
Income taxes	$147	$111
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash additions of fixed assets	$5,178	$12,878

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented postsecondary education to recent high school graduates and working adults. The Company, which currently operates 22 campuses in 12 states, recently entered into leases for two new campuses: one in Hicksville, New York, with programs expected to begin by the end of 2026, and one in Rowlett, Texas, a northern suburb of Dallas, where the lease commenced in the fourth quarter of 2025, and programs are expected to begin in the first quarter of 2027. The Company offers programs in skilled trades, automotive, health sciences and information technology. The schools operate under the brands Lincoln Technical Institute, Lincoln College of Technology and Nashville Auto Diesel College.

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

Basis of Presentation – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. These financial statements, which should be read in conjunction with the December 31, 2025 audited Consolidated Financial Statements and notes thereto and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K”), reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026.

The Company’s business is organized into two reportable business segments: Campus Operations and Transitional. The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance. All of the campuses continuing in operation are classified in this segment. The Transitional segment refers to campuses that are marked for closure and are currently being taught-out, in addition to campuses that are held-for sale. As of March 31, 2026, no campuses were classified in the Transitional segment.

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

Index
New Accounting Pronouncements

In November 2024, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statements of operations, as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application for periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company does not expect the adoption of this ASU to have a material impact on its Condensed Consolidated Financial Statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency and navigability of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events occurring since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its interim Condensed Consolidated Financial Statements and disclosures.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2026, and 2025, we did not record any interest and penalties expense associated with uncertain tax positions, as we did not have any uncertain tax positions.

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

Index
2.
NET EARNINGS PER COMMON SHARE

Basic and diluted earnings per share (“EPS”) are calculated in accordance with ASC 260, Earnings Per Share (“ASC 260”), which specifies the computation, presentation and disclosure requirements for EPS. Under ASC 260, basic EPS excludes all dilutive Common Stock equivalents. It is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS, as calculated using the treasury stock method, reflects the potential dilution from employee incentive plans during the period.

The weighted average number of common shares used to compute basic and diluted earnings per share for the three months ended March 31, 2026, and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Weighted average shares outstanding - basic	31,129,929	30,809,306
Dilutive effect of Restricted Stock	202,022	264,398
Weighted average shares outstanding - diluted	31,331,951	31,073,704

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

Unearned tuition in the amount of $39.3 million and $44.2 million is recorded in the current liabilities section of the accompanying Condensed Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025, respectively. The change in this contract liability balance during the three months ended March 31, 2026, is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the three months ended March 31, 2026, that was included in the contract liability balance at the beginning of the year was $38.8 million.

The following table depicts the timing of revenue recognition:

	Three Months Ended March 31, 2026
	Campus Operations	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$8,944	$8,944
Services transferred over time	135,013	135,013
Total revenues	$143,957	$143,957

Index

	Three Months Ended March 31, 2025
	Campus Operations	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$7,001	$7,001
Services transferred over time	110,505	110,505
Total revenues	$117,506	$117,506

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

As the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. We estimate the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Our leases have remaining lease terms of 1 year to 20 years. Lease terms may include options to extend the lease term used in determining the lease obligation when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term for operating leases.

The following table presents components of lease cost and classification on the Condensed Consolidated Statements of Operations:

		Three Months Ended March 31,
in thousands	Consolidated Statement of Operations Classification	2026	2025
Operating lease cost	Selling, general and administrative	$5,819	$4,989
Finance lease cost
Amortization of leased assets	Educational services and facilities	418	418
Interest on lease liabilities	Interest expense	592	582
Variable lease cost	Selling, general and administrative	253	216
		$7,082	$6,205

The net change in ROU asset and operating lease liability is included in the net change in other assets in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026, and 2025.

The net change in ROU asset and finance lease liability is split between principal payments, interest expense and amortization expense. Principal payments are classified in the financing section, interest expense is included in net income and amortization expense is broken out separately in the operating section of the Consolidated Statements of Cash Flows.

Index
Supplemental cash flow information and non-cash activity related to our leases are as follows:

	Three Months Ended March 31,
	2026	2025
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating Cash Flows - operating leases	$5,019	$4,783
Operating Cash Flows - finance leases	$592	$582
Financing Cash Flows - finance leases	$102	$(1,108)

During the three months ended March 31, 2026, the Company did not enter into any new leases. There were no lease modifications during the three months ended March 31, 2026.

Weighted-average remaining lease term and discount rate for our leases are as follows:

	As of March 31,
	2026	2025
Weighted-average remaining lease term
Operating leases	13 years	13 years
Finance leases	15 years	16 years

Weighted-average discount rate
Operating leases	6.62%	6.59%
Finance leases	7.67%	7.69%

Maturities of lease liabilities by fiscal year for our leases as of March 31, 2026, are as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2026 (excluding the three months ending March 31, 2026)	$16,180	$2,123
2027	21,416	2,918
2028	22,314	3,023
2029	20,621	3,132
2030	17,918	3,244
2031	16,775	3,361
Thereafter	140,886	36,813
Total lease payments	256,110	54,614
Less: imputed interest	(85,576)	(23,598)
Present value of lease liabilities	$170,534	$31,016

5.
GOODWILL AND LONG-LIVED ASSETS

The Company reviews the carrying value of its long-lived assets and identifiable intangibles annually, or more frequently if necessary, for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the Company determines that an asset’s carrying value is impaired, it will record a write-down of the carrying value of the asset and charge the impairment as an operating expense in the period in which the determination is made. For other long-lived assets, including ROU lease assets, the Company evaluates assets for recoverability when there is an indication of potential impairment. If the undiscounted cash flows from a group of assets being evaluated are less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.

When we perform the quantitative impairment test for long-lived assets, we examine estimated future cash flows using Level 3 inputs. These cash flows are evaluated by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values.

During the three months ended March 31, 2026, and 2025, there were no impairments of goodwill or long-lived assets.

Index
Changes in the carrying amount of goodwill during the three months ended March 31, 2026 are as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of December 31, 2025	$117,176	$(106,434)	$10,742
Adjustments	-	-	-
Balance as of March 31, 2026	$117,176	$(106,434)	$10,742

6.
PROPERTY, EQUIPMENT AND FACILITIES

As of March 31, 2026, and December 31, 2025, property, equipment and facilities consisted of the following:

	Useful life (years)	March 31, 2026	December 31, 2025
Land	-	$52	$52
Buildings and improvements	1-25	185,868	183,770
Equipment, furniture and fixtures	1-7	123,308	119,681
Vehicles	3	1,979	1,979
Construction in progress	-	22,723	14,188
		333,930	319,670
Less accumulated depreciation and amortization		(154,578)	(148,067)
		$179,352	$171,603

Property, equipment and facilities are recorded at cost, with depreciation expense included in our educational services and facilities and selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

The increase in property, equipment and facilities was driven by several factors, including an $8.6 million investment relating to the build-out of the new campuses in Houston, Texas, Rowlett, Texas and Hicksville, New York; $0.4 million in new and expanded programs at various campuses; and $5.4 million of facilities upgrades including security and campus upgrades/refurbishments, with the remainder relating to training materials and equipment. Depreciation and amortization expense of property, equipment and facilities was $7.6 million and $3.8 million for the three months ended March 31, 2026 and 2025, respectively, which includes amortization of finance leases of $0.4 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

7.
LONG-TERM DEBT

Credit Facility

On February 16, 2024, the Company entered into a secured credit agreement (the “Credit Agreement”) with Fifth Third Bank, National Association, pursuant to which the Company, as borrower, obtained a revolving credit facility in the aggregate principal amount of $40.0 million, including a $10.0 million letter of credit sublimit and a $20.0 million accordion feature (the “Facility”), the proceeds of which are to be used for working capital, general corporate and certain other permitted purposes. The initial term of the Facility was 36 months, maturing on February 16, 2027.

On July 18, 2024, the Company entered into a first amendment (the “First Amendment”) to the Credit Agreement. Among other things, the First Amendment effected certain modifications to (i) clarify certain representations and affirmative covenants of the Company, (ii) clarify certain conditions to each advance, (iii) clarify and/or replace certain events of default and (iv) delete or revise certain definitions in order to harmonize them with the other modifications made. The First Amendment also contained customary releases, representations, warranties, and reaffirmations consistent with the original terms of the Credit Agreement. Except as set forth above, the First Amendment did not materially alter the Credit Agreement.

On March 11, 2025, the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement, which increased the aggregate principal amount available under the Facility from $40.0 million to $60.0 million. The Second Amendment also expanded the accordion feature from $20.0 million to $25.0 million and extended the maturity date of the Facility from February 16, 2027 to March 7, 2028. Except as set forth above, the Second Amendment did not materially alter the Credit Agreement.

Index
On April 13, 2026, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders referred to therein (the “Lenders”), including Fifth Third Bank, National Association as lender and as administrative agent, joint lead arranger, and joint bookrunner (the “Bank”), and Flagstar Bank, N.A., Provident Bank and Santander Bank, N.A. as lenders and as joint lead arrangers and joint bookrunners. The Amended and Restated Credit Agreement, which replaces the Credit Agreement, provides the Company, as borrower, with a revolving credit facility in the aggregate principal amount of $125 million, with a $10 million letter of credit sublimit and a $25 million accordion feature, and extends the maturity date from March 7, 2028, to April 11, 2031 (the “Amended and Restated Facility”). The proceeds of the Amended and Restated Facility may be used for working capital, general corporate and certain other permitted purposes.

The Amended and Restated Facility is guaranteed by the Company’s wholly-owned subsidiaries and is secured by a first-priority lien in favor of Fifth Third Bank, National Association, for the benefit of the Lenders, on substantially all of the personal property owned by the Company and its subsidiaries pursuant to an amended and restated guaranty and security agreement, dated as of April 13, 2026.

Each advance under the Amended and Restated Facility will bear interest on the outstanding principal amount thereof from the date when made at an interest rate determined, at the election of the Company, at either the tranche rate (which is the forward-looking Secured Overnight Financing Rate (SOFR) for one or three months), or the base rate (which is a variable per annum rate, as of any date of determination, equal to the prime rate), plus an applicable margin. The applicable margin is determined pursuant to a pricing grid, which for loans subject to the tranche rate varies from 1.50% to 2.25%, and, for loans subject to the base rate varies from 0.50% to 1.25%. The applicable margin may change quarterly based on the total leverage ratio at such time. The total leverage ratio is determined with respect to the Company and its subsidiaries on a consolidated basis for an applicable quarterly period by dividing the aggregate principal amount of various forms of borrowed indebtedness as of the last day of a determination period by EBITDA (earnings before interest expense, taxes, depreciation and amortization) for such period.  Interest is payable in arrears, either quarterly or monthly, depending on the Company’s interest rate election, with the principal due at maturity.

The Amended and Restated Credit Agreement contains various customary representations, warranties and affirmative, negative and financial covenants, as well as events of default customary for facilities of this type.

In connection with the Credit Agreement, the Company has incurred a total of approximately $0.6 million in bank and legal fees consisting of approximately $0.5 million to execute the Facility and an additional $0.1 million relating to the Second Amendment.  Currently, these fees have been capitalized and are being amortized over the term of the Second Amendment to the Credit Agreement. Similarly, any additional bank and legal fees incurred in connection with the execution of the Amended and Restated Credit Agreement as well as previously capitalized costs will be capitalized and amortized over the term of the Amended and Restated Credit Agreement.

For the three months ended March 31, 2026, interest paid in connection with the Credit Agreement was approximately $0.2 million and was not material for the three months ended March 31, 2025.

As of March 31, 2026, the Company had $5.0 million outstanding under the Facility, which has now been repaid in connection with the replacement of the Facility by the Amended and Restated Facility.

8.	STOCKHOLDERS’ EQUITY

As of March 31, 2026, the Company had 100,000,000 shares of Common Stock authorized of which 31,696,582 shares were issued and outstanding. Holders of our Common Stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. The Company has not declared or paid any cash dividends on our Common Stock since the Company’s Board of Directors discontinued our quarterly cash dividend program in February 2015. The Company currently has no intentions of resuming the payment of cash dividends in the foreseeable future.

Index
Long-Term Incentive Plan

The Company currently maintains one active stock incentive plan, the Lincoln Educational Services Corporation 2020 Long-Term Incentive Plan (the “LTIP”).

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

Time-Based and Performance-Based Restricted Stock Awards

We provide stock-based compensation to employees, officers and directors in the form of awards of restricted stock (the “Restricted Stock Awards”) under our LTIP, which are conditioned upon either continued service (the “Time-Based Restricted Stock Awards”) or both continued service and achievement of performance goals (the “Performance-Based Restricted Stock Awards” or “Performance-Based Restricted Stock Shares”). Performance-Based Restricted Stock Shares granted prior to 2025, are eligible to vest only upon achievement of at least 100% of the performance target, with no shares vesting unless the target is met. In 2025, the Company granted Performance-Based Restricted Stock Shares to employees, officers, and directors that vest based on the percentage of Adjusted EBITDA achieved for the year. Under such grants, no shares vest in the event that less than 80% of the target is achieved; vesting begins at 25% for 80% achievement and increases on a linear scale up to 200% vesting for achievement of 120% or more of the target. In 2025, the Company also granted Performance-Based Restricted Stock Shares to certain executives that vest based on the achievement of a specified percentage of target Adjusted EBITDA for fiscal year 2027. Under such grants, no shares vest in the event that less than 90% of the target is achieved; vesting begins at 25% for 90% achievement and increases on a linear scale up to 100% vesting for achievement of 100% or more of the target.

The Compensation Committee believes that a combination of Time-Based Restricted Stock Awards and Performance-Based Restricted Stock Awards, of which performance-based awards comprise 50% of the total, is well-designed to align the interests of directors, officers and employees with those of shareholders by tying compensation to the achievement of the Company’s long-term performance goals.

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

The expense related to Restricted Stock Awards for the three months ended March 31, 2026 and 2025 was $1.5 million and $1.2 million, respectively. The unrecognized Restricted stock expense as of March 31, 2026 and December 31, 2025, was $11.7 million and $6.0 million, respectively. As of March 31, 2026, the outstanding Restricted Stock Awards under the LTIP had an aggregate intrinsic value of $25.2 million compared to $12.9 million in the prior year comparable period.

For the three months ended March 31, 2026, the Company completed a net share settlement of 184,834 shares, compared to 197,973 restricted shares for the three months ended March 31, 2025. The net share settlement was performed on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP. The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2026, creating taxable income for the employees. At the employees’ request, the Company paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company. These transactions resulted in a decrease of $6.7 million and $3.6 million for the three months ended March 31, 2026, and 2025, respectively, to equity on the Condensed Consolidated Balance Sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

Index
The following is a summary of transactions pertaining to Restricted Stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested Restricted Stock outstanding at December 31, 2025	809,376	$12.94
Granted	228,917	31.13
Canceled	-	-
Vested	(417,686)	10.5
Nonvested Restricted Stock outstanding at March 31, 2026	620,607	$21.29

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

The Board of Directors subsequently authorized the repurchase of an additional $10.0 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases, and extended the share repurchase program for additional 12-month periods, most recently through May 24, 2027.

During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares under the share repurchase program. As of March 31, 2026, the Company had approximately $29.7 million remaining for additional repurchases under the program. Since inception of the program, the Company has made repurchases of approximately $1.7 million shares of the Company’s Common Stock at an average share price of $5.95 for an aggregate expenditure of approximately $10.3 million.

9.
COMMITMENTS AND CONTINGENCIES

Legal Proceedings

There are no material developments relating to previously disclosed legal proceedings. See the “Legal Proceedings” section of the Company’s Form 10-K and previous Form 10-Qs for information regarding existing legal proceedings. Additionally, see the “Regulatory Updates” section of this Form 10-Q for additional information concerning the status of Borrower Defense to Repayment applications.

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

Student Financing Plans

As of March 31, 2026, the Company had outstanding net financing commitments to its students to assist them in financing their education of approximately $59.2 million, net of interest.

Index
10.
SEGMENT REPORTING

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

Transitional – The Transitional segment refers to campuses that are marked for closure and are currently being taught out, in addition to campuses that are held-for-sale. As of March 31, 2026, none of our campuses were classified in the Transitional segment.

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

Summary financial information by reporting segment is as follows:

	Three Months Ended March 31,
	Consolidated		Campus Operations		Corporate
	2026	2025	2026	2025	2026	2025
REVENUE	$143,957	$117,506	$143,957	$117,506	$-	$-
COSTS AND EXPENSES:
Instructional	27,624	23,015	27,624	23,015	-	-
Books and tools	9,830	7,709	9,830	7,709	-	-
Facilities	13,438	13,085	13,438	13,085	-	-
Depreciation and amortization	7,500	3,600	7,500	3,600	-	-
Educational services and facilities	58,392	47,409	58,392	47,409	-	-

Sales and marketing	23,898	19,701	23,898	19,701	-	-
Student services	7,356	6,237	7,356	6,237	-	-
Provision for credit losses	13,683	11,835	13,701	11,799	(18)	36
Administrative	34,083	28,969	12,873	10,943	21,210	18,026
Depreciation and amortization	132	162	-	-	132	162
Selling, general and administrative	79,152	66,904	57,828	48,680	21,324	18,224
Loss (gain) on sale of assets	6	(220)	6	(254)	-	34
Total costs and expenses	137,550	114,093	116,226	95,835	21,324	18,258
OPERATING INCOME (LOSS)	$6,407	$3,413	$27,731	$21,671	$(21,324)	$(18,258)

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

The Company' financial instruments measured at fair value on a recurring basis consists of Level 1 cash equivalents, including money market funds, which were not material as of March 31, 2026, and December 31, 2025.

The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, prepaid expenses and other current assets, accrued expenses, and other short-term liabilities, approximates fair value due to the short-term nature of these items.

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

Index
Student Receivables

The Company has student receivables that are due greater than 12 months from the date of our Condensed Consolidated Balance Sheets. As of March 31, 2026, and December 31, 2025, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $20.7 million and $21.2 million, respectively.

The following table presents the amortized cost basis of student receivables as of March 31, 2026, by year of origination.

	March 31, 2026
Year	Student Receivables (1)		Three Months Ended Write-Off's (2)
2026	$50,274	2026	$-
2025	51,829	2025	11,319
2024	14,027	2024	1,496
2023	7,392	2023	305
2022	3,412	2022	138
Prior	2,802	Prior	94
Total	$129,736	Total	$13,352

(1)
Student receivables are presented on a gross basis from the individual students. The total receivable amount above excludes federal subsidies reflected on the student's accounts but not yet received from the government. Also, it excludes all receivables from industry relationships, which are otherwise included under accounts receivable in our Condensed Consolidated Balance Sheets.

(2)
Write-off amounts are based on the student's school departure year.

The Company does not utilize or maintain data pertaining to student credit information.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). Changes in our current and non-current allowance for credit losses related to our student receivable portfolio were calculated in accordance with ASC 326 for the three months ended March 31, 2026, and 2025, respectively.

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$70,346	$65,572
Provision for credit losses	13,683	11,835
Write-off's	(13,352)	(6,750)
Balance, at end of period	$70,677	$70,657

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

This discussion may contain forward-looking statements, that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects, and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” or similar words and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures, and the effect of pandemics and its ultimate effect on the Company’s business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. Additional factors that could cause or contribute to differences between our actual results and those anticipated include, but are not limited to, those described in the “Risk Factors” section of our Form 10-K and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The Company’s business is organized into two reportable business segments: Campus Operations; and Transitional. The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance. The Transitional segment refers to campuses that have been marked for closure and are being taught out. As of March 31, 2026 no campuses were classified in the Transitional segment.

We evaluate performance based on operating results. Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity. The interim financial statements and related notes thereto appearing elsewhere in this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes thereto included in our Form 10-K, which includes audited Consolidated Financial Statements for the last three fiscal years ended December 31, 2025.

General

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our”, and “us”, as applicable) provide diversified career-oriented postsecondary education to recent high school graduates and working adults. The Company, which currently operates 22 campuses in 12 states, recently entered into leases for two new campuses: one in Hicksville, New York, with programs expected to begin by the end of 2026, and one in Rowlett, Texas, a northern suburb of Dallas, where the lease commenced in the fourth quarter of 2025, and programs are expected to begin in the first quarter of 2027. The Company offers programs in skilled trades, automotive, health sciences and information technology. The schools operate under the brands Lincoln Technical Institute, Lincoln College of Technology and Nashville Auto Diesel College.

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

Business Strategy

We strive to strengthen our position as a leading provider of career‑oriented postsecondary education by continuing to pursue the following strategy:

•
Expand Geographically. We plan to open new campuses and enter new markets using existing resources or acquisitions. We have signed leases for new campuses in Hicksville, New York, where programs are expected to begin by the end of 2026, and Rowlett, Texas, which is expected to open in the first quarter of 2027. We continue to evaluate opportunities to expand our footprint in markets that support our long-term growth objectives.
•
Replicate Programs and Expand Existing Areas of Study. We are expanding our program portfolio by introducing in-demand programs across locations. This approach allows us to serve local market needs while leveraging our existing curriculum, faculty expertise, and infrastructure.
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
•
Expand Teaching Platform. We are transitioning to a hybrid teaching platform, Lincoln 10.0, the implementation of which has been substantially completed and is expected to be finalized by the end of 2026 for all planned programs, except for our Licensed Practical Nurse program which should be completed by the end of 2027. This platform is designed to provide greater flexibility, efficiency, and value to students, while supporting a more scalable and standardized academic delivery model.

Recent and Planned Campus Openings

Campus Location	Type	Status	Opening Date
Nashville, TN	Campus Relocation	Opened	March 2025
Levittown, PA	Campus Relocation	Opened	August 2025
Houston, TX	New Campus	Opened	August 2025
Hicksville, NY	New Campus	In Progress	By the end of 2026
Rowlett, TX	New Campus	In Progress	First quarter of 2027

Results of Operations for the Three Months Ended March 31, 2026

The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended
	March 31,
	2026	2025
Revenue	100%	100%
Costs and expenses:
Educational services and facilities	40.6%	40.3%
Selling, general and administrative	55.0%	56.9%
Loss (gain) on sale of assets	0.0%	(0.2)%
Total costs and expenses	95.5%	97.1%
Operating income	4.5%	2.9%
Interest expense, net	(0.6)%	(0.5)%
Income from operations before income taxes	3.9%	2.4%
Provision for income taxes	0.9%	0.8%
Net income	3.0%	1.7%

Index
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Consolidated Results of Operations

Revenue. Revenue increased $26.5 million, or 22.5% to $144.0 million for the three months ended March 31, 2026, from $117.5 million in the prior year comparable period. Revenue growth was primarily due to a 18.2% increase in average student population driven by 19.5% start growth, with the remainder attributable to tuition increases.

	Three Months Ended March 31,
Consolidated	2026	2025	% change
Revenue (millions)	$144.0	$117.5	22.5%

Total new student starts	5,509	4,610	19.5%
Average student population	18,285	15,469	18.2%
End of period student population	18,702	15,904	17.6%

	Three Months Ended March 31,
	Consolidated		Campus Operations		Corporate
	2026	2025	2026	2025	2026	2025
REVENUE	$143,957	$117,506	$143,957	$117,506	$-	$-
COSTS AND EXPENSES:
Instructional	27,624	23,015	27,624	23,015	-	-
Books and tools	9,830	7,709	9,830	7,709	-	-
Facilities	13,438	13,085	13,438	13,085	-	-
Depreciation and amortization	7,500	3,600	7,500	3,600	-	-
Educational services and facilities	58,392	47,409	58,392	47,409	-	-

Sales and marketing	23,898	19,701	23,898	19,701	-	-
Student services	7,356	6,237	7,356	6,237	-	-
Provision for credit losses	13,683	11,835	13,701	11,799	(18)	36
Administrative	34,083	28,969	12,873	10,943	21,210	18,026
Depreciation and amortization	132	162	-	-	132	162
Selling, general and administrative	79,152	66,904	57,828	48,680	21,324	18,224
Loss (gain) on sale of assets	6	(220)	6	(254)	-	34
Total costs and expenses	137,550	114,093	116,226	95,835	21,324	18,258
OPERATING INCOME (LOSS)	$6,407	$3,413	$27,731	$21,671	$(21,324)	$(18,258)

Educational services and facilities expense. Educational services and facilities expense increased by $11.0 million, or 23.2%, to $58.4 million for the three months ended March 31, 2026, compared to $47.4 million for the same period in 2025. This includes $2.9 million increase in costs related to our new campuses in Houston, Hicksville, and Rowlett.

The increase was primarily driven by costs associated with a larger student population. The remaining increase was attributable to $3.9 million higher depreciation expense, including $0.8 million related to new campuses, largely resulting from capital investments to support our growth initiatives.

Selling, general and administrative expense. Selling, general and administrative expense increased by $12.2 million, or 18.3% to $79.2 million for the three months ended March 31, 2026, compared to $66.9 million for the same period in 2025. This includes a $1.9 million increase in costs related to our new campuses in Houston, Hicksville, and Rowlett.

Selling, general and administrative expenses continued to decline as a percentage of revenue to 55.0% for the three months ended March 31, 2026, compared to 56.9% for the same period in 2025.

Index
Administrative expenses increased $5.1 million, or 17.7%, primarily driven by costs associated with enrollment growth, due to increased student population, and growth initiatives.

Student services expense increased $1.1 million or 17.9%, driven by continued investments in staffing and support infrastructure to serve a growing student base.

Sales and marketing expense increased by $4.2 million, or 21.3%, including $1.2 million related to our new campuses, resulting from planned investments and the timing of the marketing activities.

Provision for credit losses. While the provision increased in absolute terms, it declined as a percentage of revenue from 10.1% to 9.5% year-over-year reflecting continuing efficiencies from our financial aid processes and stronger collections.

Net interest expense. Net interest expense was $0.8 million for the three months ended March 31, 2026, relatively consistent with the prior year comparable period.

Income taxes. Income tax provision was $1.2 million for the three months ended March 31, 2026, representing an effective tax rate of 22.2% of pre-tax income, compared to $0.9 million income tax provision and an effective tax rate of 31.2% in the prior year comparable period.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company. Corporate and other expenses were $21.3 million for the three months ended March 31, 2026, compared to $18.3 million in the prior year comparable period. The increase was primarily driven by higher salaries and benefits due to workforce expansion to support a larger student population and to execute our growth initiatives.

LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal source of liquidity has been cash provided by operating activities. The following chart summarizes the principal elements of our cash flow for each of the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$4,566	$(8,378)
Net cash used in investing activities	$(14,634)	$(19,640)
Net cash used in financing activities	$(1,761)	$(2,600)

As of March 31, 2026, the Company had $16.7 million in cash and cash equivalents, compared to $28.7 million in cash and cash equivalents as of March 31, 2025. The change in cash position from the prior year comparable period was primarily driven by increased capital expenditures due to campus expansion, partially offset by higher cash inflows from operating activities.

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

Net cash provided by operating activities was $4.6 million for the three months ended March 31, 2026, compared to net cash used in operating activities of $8.4 million in the prior year comparable period. The increase in cash position was primarily driven by changes in working capital and higher net income.

Investing Activities

Net cash used in investing activities was $14.6 million for the three months ended March 31, 2026, compared to $19.6 million in the prior year comparable period primarily driven by higher capital expenditures associated with growth initiatives.

Capital expenditures for the three months were $14.6 million compared to $19.9 million in the prior year comparable period. The decrease resulted from a shift in the timing of planned capital expenditures which includes the buildout for the new Houston, Texas Rowlett, Texas and Hicksville, New York campuses. In addition, we continue to invest to expand programs at existing campuses which demonstrate high market demand and successful student outcomes. We expect to fund future capital expenditures with cash generated from operating activities and cash on hand.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026, was $1.8 million, compared to $2.6 million in the prior year comparable period. The decrease in cash used was primarily due to higher net borrowings in the current period, partially offset by higher cash outflows related to net share settlement of equity-based compensation.

Credit Facility

The Company maintains a revolving credit facility to support working capital and general corporate purposes. In April 2026, the Company entered into an amended and restated credit agreement, which increased total borrowing capacity from $60.0 million to $125.0 million and extended the maturity of the Facility from March 7, 2028 to April 11, 2031.

As of March 31, 2026, the Company had $5.0 million outstanding under the Facility, which has now been repaid in connection with the replacement of the Facility with the Amended and Restated Facility. For additional information regarding the terms of the Company’s credit facility, see Note 7, Long-Term Debt.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments. As of March 31, 2026, the Company had $5.0 million in debt outstanding under the Facility. We lease offices, educational facilities and various items of equipment for varying periods through the year 2045 at basic annual rental rates (excluding taxes, insurance, and other expenses under certain leases).

As of March 31, 2026, the Company had outstanding loan principal commitments to our active students of  $59.2 million. These are institutional loans, and no cash is advanced to students. The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are required to fund their education using these funds and they are not reported on our financial statements.

Regulatory Updates

Negotiated Rulemaking

In 2025, the DOE announced its intention to establish two negotiated rulemaking committees. The Reimagining and Improving Student Education (RISE) Committee would consider changes to the federal student loan programs and the Accountability in Higher Education and Access through Demand-driven Workforce Pell (AHEAD) Committee would consider changes to institutional and programmatic accountability, the Pell Grant Program, and other changes to the Title IV Programs. This rulemaking is necessary to implement recent statutory changes to the Title IV and HEA programs included in the One Big Beautiful Bill Act ("OBBB Act") as well as to propose other changes. See 10-K “Regulatory Environment – Negotiated Rulemaking” and “Regulatory Environment – Gainful Employment and Accountability.”

Index
The proposed RISE regulations were subject to a public notice and comment period, which ended March 2, 2026. The DOE is expected to publish a final version of the regulations with an anticipated effective date of July 1, 2026. The AHEAD Committee reached a consensus on two sets of proposed regulations on December 12, 2025, and January 9, 2026, respectively. The first set of proposed regulations would implement the new Workforce Pell program authorized by the OBBB Act. See 10-K at “Regulatory Environment – Negotiated Rulemaking.” These proposed regulations were published in a notice of proposed rulemaking on March 6, 2026, and subject to a public notice and comment period, which ended April 8, 2026. The second set of proposed regulations would establish new uniform accountability requirements applicable to all educational programs across all education sectors. See 10-K at “Regulatory Environment – Negotiated Rulemaking” and “Regulatory Environment – Gainful Employment and Accountability.” The DOE published these proposed regulations in a notice of proposed rulemaking on April 20, 2026, with a comment period ending on May 20, 2026. The regulations are expected to be published in final form and take effect by July 1, 2026, but we cannot predict the ultimate timing, content, or impact of the final regulations.

Lastly, on January 27, 2026, the DOE announced a notice of its intent to initiate a rulemaking process with the goal of amending the existing regulations for the DOE’s recognition of accrediting agencies. The negotiated rulemaking committee met from April 13-17, 2026, and is scheduled to continue negotiations from May 18-22, 2026.

We cannot predict the timing and scope of any regulations or guidance the DOE might issue on these or other topics, but new regulations or guidance on these or other topics could increase the possibility that our schools could be subject to additional reporting requirements, additional oversight by DOE and accrediting agencies, and potential liabilities and sanctions such as letter of credit requirements, and potential loss of Title IV eligibility if our efforts to modify our operations to comply with any new requirements are unsuccessful which could have a significant impact on our business and results of operations.

 Borrower Defense to Repayment Regulations

The DOE’s Borrower Defense to Repayment (“BDR”) regulations establish processes for borrowers to receive from the DOE a discharge of the obligation to repay certain Title IV Program loans based on certain acts or omissions by the institution or a covered party. The regulations also establish processes for the DOE to seek recovery from the institution of the amount of discharged loans. See 10-K at “Regulatory Environment – Borrower Defense to Repayment Regulations.”

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

In March 2026, the Company received additional borrower defense claims containing allegations concerning our schools. The DOE subsequently published guidance to all institutions of higher education in late March 2026 and acknowledged that it had notified institutions of the applications before the DOE, it had substantively reviewed them through a fact-finding process and that institutions are not required to respond to the notices (and that there is no negative inference against an institution that does not respond). We have thoroughly reviewed and responded to each application thus far. The DOE also indicated that institutions may receive additional borrower defense applications in the future.

With respect to the applications sent to us in March 2026, the DOE advised institutions in late March 2026 that it will deny the applications of borrowers that do not satisfy the applicable regulatory standard and that it will approve the application, discharge the relevant loans, and issue refunds of payments to borrowers who satisfy the regulatory standard. We cannot predict how long it will take the DOE to review the applications or the outcome of the DOE review of the applications sent to us in March 2026 or any future applications the DOE sends to us. Moreover, the DOE has noted that it will not determine until a later date whether to engage in a separate proceeding to recoup liabilities from institutions based on approved applications. The DOE advised institutions in late March 2026 that institutions will have the opportunity to contest any recoupment actions in a hearing process and will receive a second notification with the application forms for all loans for which recoupment is requested, all attachments submitted by the borrower, and the rationale for the DOE’s decision to discharge. If the DOE seeks recoupment from us based on any or all approved applications, we would evaluate our legal options for challenging the legal and factual bases for such actions.

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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk exposure during the three months ended March 31, 2026. See Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K.

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

PART II. OTHER INFORMATION

Item 1.
LEGAL PROCEEDINGS

There are no material developments relating to previously disclosed legal proceedings. See the “Legal Proceedings” section of the Company’s Form 10-K and previously filed Form 10-Qs for information regarding existing legal proceedings. Additionally, see the “Regulatory Updates” section of this Form 10-Q for additional information concerning the status of Borrower Defense to Repayment applications.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K and those contained in our previously filed Form 10-Qs, which could affect our business, financial condition, or operating results. The risks we describe in our periodic reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results. For the quarter ended March 31, 2026, the Company is not aware of any specific new and additional risk factors that were not previously disclosed.

Index
Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
None.
(c)
On May 24, 2022, the Company announced that the Board of Directors had approved a share repurchase program for 12 months authorizing repurchases of up to $30.0 million of the Company’s Common Stock. On February 27, 2023, the Board of Directors authorized the repurchase of an additional $10.0 million in Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases, and extended the share repurchase program for additional 12-month periods, most recently through May 24, 2027. The Company did not repurchase any additional shares in the three months ended March 31, 2026, and has approximately $29.7 million remaining for additional repurchases under the program. To date, the Company has made repurchases totaling approximately 1.7 million shares at an average share price of $5.95 for an aggregate expenditure of approximately $10.3 million.

For more information on the share repurchase plan, see Part I, Item 1. “Notes to Condensed Consolidated Financial Statements”, Note 8 – Stockholders’ Equity.

Item 3.
DEFAULTS UPON SENIOR SECURITIES

(a)
None.
(b)
None

Item 4.
MINE SAFETY DISCLOSURES

None.

Item 5.
OTHER INFORMATION

(a)
None.
(b)
None.
(c)
During the three months ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

101*
The following financial statements from the Company’s 10-Q for the quarter ended March 31, 2026, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: May 11, 2026	By:	/s/ Brian Meyers
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

101*
The following financial statements from the Company’s 10-Q for the quarter ended March 31, 2026, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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