Form 10-Q
period 2026-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2026-08-10
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 10, 2026, there were 31,721,479 shares outstanding of the registrant’s Common Stock.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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
•
compliance with continuous changes in applicable federal and state laws and regulations, including pending, and future rulemaking by the U.S. Department of Education;
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
•
uncertainties associated with opening new campuses and closing existing campuses;
•
uncertainties associated with the integration of acquired schools;
•
industry competition;
•
the effect of any cybersecurity incident;
•
the effect of public health outbreaks, epidemics and pandemics;
•
general economic conditions; and
•
other factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
PART I – FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,178	$28,519
Accounts receivable, less allowance of $41,378 and $43,975 at June 30, 2026 and December 31, 2025, respectively	45,871	36,929
Inventories	4,077	3,986
Income tax receivable	1,923	1,599
Tenant allowance receivable	5,587	8,127
Prepaid and other assets	4,613	7,872
Total current assets	106,249	87,032

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $160,833 and $148,067 at June 30, 2026 and December 31, 2025, respectively	190,686	171,603

OTHER ASSETS:
Noncurrent receivables, less allowance of $26,865 and $26,371 at June 30, 2026 and December 31, 2025, respectively	21,645	21,248
Deferred finance charges	1,204	302
Deferred income taxes, net	21,668	21,668
Operating lease right-of-use assets	151,565	154,223
Finance lease right-of-use assets	24,240	25,075
Goodwill	10,742	10,742
Other assets, net	1,781	1,271
Total other assets	232,845	234,529
TOTAL ASSETS	$529,780	$493,164

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Unearned tuition	$51,920	$44,159
Accounts payable	30,677	27,023
Accrued expenses	16,695	18,430
Current portion of operating lease liabilities	11,127	10,634
Current portion of finance lease liabilities	534	463
Total current liabilities	110,953	100,709

NONCURRENT LIABILITIES:
Long-term portion of operating lease liabilities	160,074	162,113
Long-term portion of finance lease liabilities	30,364	30,654
Long-term debt	26,000	-
Total liabilities	327,391	293,476
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value - authorized 100,000,000 shares at June 30, 2026 and December 31, 2025, issued and outstanding 31,722,150 shares at June 30, 2026 and 31,623,795 shares at December 31, 2025	48,181	48,181
Additional paid-in capital	48,738	52,339
Retained earnings	105,470	99,168
Total stockholders' equity	202,389	199,688
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$529,780	$493,164

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

REVENUE	$142,560	$116,474	$286,518	$233,980
COSTS AND EXPENSES:
Educational services and facilities	59,632	46,791	118,025	94,199
Selling, general and administrative	79,649	67,061	158,801	133,965
Gain on sale of assets	(33)	(256)	(27)	(476)
Total costs and expenses	139,248	113,596	276,799	227,688
OPERATING INCOME	3,312	2,878	9,719	6,292
OTHER:
Interest income	7	11	37	125
Interest expense	(1,058)	(813)	(1,895)	(1,514)
INCOME BEFORE INCOME TAXES	2,261	2,076	7,861	4,903
PROVISION FOR INCOME TAXES	315	522	1,559	1,404
NET INCOME	1,946	1,554	6,302	3,499
Basic
Net income per common share	$0.06	$0.05	$0.20	$0.11
Diluted
Net income per common share	$0.06	$0.05	$0.20	$0.11
Weighted average number of common shares outstanding:
Basic	31,258	30,990	31,194	30,900
Diluted	31,419	31,271	31,375	31,172

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
 (Unaudited)

	Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE - January 1, 2026	31,623,795	$48,181	$52,339	$99,168	$-	$199,688
Net income	-	-	-	4,356	-	4,356
Stock-based compensation expense
Restricted stock	258,292	-	1,444	-	-	1,444
Net share settlement for equity-based compensation	(184,834)	-	(6,660)	-	-	(6,660)
BALANCE - March 31, 2026	31,697,253	48,181	47,123	103,524	-	198,828
Net income	-	-	-	1,946	-	1,946
Stock-based compensation expense
Restricted stock	25,029	-	1,615	-	-	1,615
Net share settlement for equity-based compensation	(132)	-	-	-	-	-
BALANCE - June 30, 2026	31,722,150	$48,181	$48,738	$105,470	$-	$202,389

	Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE - January 1, 2025	31,462,640	$48,181	$50,639	$79,170	$274	$178,264
Net income	-	-	-	1,944	-	1,944
Stock-based compensation expense
Restricted stock	328,140	-	1,205	-	-	1,205
Net share settlement for equity-based compensation	(197,973)	-	(3,633)	-	-	(3,633)
BALANCE - March 31, 2025	31,592,807	48,181	48,211	81,114	274	177,780
Net income	-	-	-	1,554	-	1,554
Stock-based compensation expense
Restricted stock	32,478	-	1,344	-	-	1,344
Net share settlement for equity-based compensation	-	-	-	-	-	-
BALANCE - June 30, 2025	31,625,285	$48,181	$49,555	$82,668	$274	$180,678

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,302	$3,499
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,587	7,637
Finance lease amortization	835	835
Amortization of deferred finance charges	88	90
Deferred income taxes	-	547
Gain on sale of assets	(27)	(476)
Fixed asset donations	(111)	(197)
Provision for credit losses	29,717	25,012
Stock-based compensation expense	3,059	2,548
(Increase) decrease in assets:
Accounts receivable	(39,056)	(30,797)
Inventories	(91)	(1,451)
Prepaid income taxes	(324)	(2,794)
Prepaid expenses and current assets	5,783	(3,611)
Other assets, net	(387)	(657)
Increase (decrease) in liabilities:
Accounts payable	(754)	(9,768)
Accrued expenses	(1,735)	3,452
Unearned tuition	7,761	(2,548)
Income taxes payable	-	(1,072)
Other liabilities	986	1,672
Total adjustments	20,331	(11,578)
Net cash provided by (used in) operating activities	26,633	(8,079)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,132)	(46,276)
Proceeds from (payments for) sale of property and equipment	27	504
Net cash used in investing activities	(29,105)	(45,772)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	70,000	25,000
Payments on borrowings	(44,000)	(12,000)
Payment of deferred finance fees	(990)	(121)
Finance lease principal paid	(219)	(179)
Tenant allowance finance leases	-	2,212
Net share settlement for equity-based compensation	(6,660)	(3,633)
Net cash provided by financing activities	18,131	11,279
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,659	(42,572)
CASH AND CASH EQUIVALENTS —Beginning of period	28,519	59,273
CASH AND CASH EQUIVALENTS—End of period	$44,178	$16,701

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Six Months Ended
	June 30,
	2026	2025

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,726	$1,391
Income taxes	$544	$4,721
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or non-cash additions of fixed assets	$9,525	$14,023

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company,” “we,” “our,” and “us,” as applicable) provide diversified career-oriented postsecondary education to recent high school graduates and working adults. The Company, which currently operates 22 campuses in 12 states, recently entered into leases for three new campuses: one in Hicksville, New York, with programs expected to begin by the end of 2026, one in Rowlett, Texas, a northern suburb of Dallas, with programs expected to begin in the first quarter of 2027, and one in Suitland, Maryland, located in the Washington, D.C. metropolitan area, with programs expected to begin in the fourth quarter of 2027. The Company offers programs in skilled trades, automotive, health sciences and information technology. The schools operate under the brands Lincoln Technical Institute, Lincoln College of Technology and Nashville Auto Diesel College.

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

Basis of Presentation—The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. These financial statements, which should be read in conjunction with the December 31, 2025 audited Consolidated Financial Statements and notes thereto and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K”), reflect all adjustments, consisting of normal, recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026.

The Company’s business is organized into two reportable business segments: Campus Operations and Transitional. The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance. All of the campuses with continuing operations are classified in this segment. The Transitional segment refers to campuses that are marked for closure and are currently being taught-out, in addition to campuses that are held-for sale. As of June 30, 2026, no campuses were classified in the Transitional segment.

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

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, the Company evaluates the estimates and assumptions, including those used to determine the incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, the lease term used to calculate lease cost, bad debts, impairments, useful lives of fixed assets, income taxes, benefit plans, stock-based compensation, and certain accruals. Actual results could differ from those estimates.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU amends the internal-use software cost capitalization model by eliminating stage-based rules and introduces new capitalization criteria based on management authorization and the probability of project completion. This ASU also clarifies the treatment of software development uncertainty and incorporates guidance on website development costs. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. ASU 2025-06 may be applied prospectively, retrospectively or on a modified transition approach with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our Condensed Consolidated Financial Statements.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes recognition, measurement, presentation, and disclosure guidance for government grants received by business entities, an area previously addressed only through disclosure requirements under Topic 832. The ASU is effective for public business entities for annual reporting periods beginning after December 15, 2028, including interim reporting periods within those annual reporting periods. The amendments may be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact of adopting ASU 2025-10 on its Condensed Consolidated Financial Statements and disclosures.

Income Taxes— The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”). ASC 740 requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the six months ended June 30, 2026 and 2025, we did not record any interest and penalties expense associated with uncertain tax positions, as we did not have any uncertain tax positions.

On July 4, 2025, the U.S. enacted legislation that generally extends the tax provisions enacted in 2017 that were set to expire at the end of 2025 and makes other changes to federal tax law for multinational corporations. The Company continues to evaluate the impact of the new legislation, and any new impacts applicable as of June 30, 2026 have been reflected in the Condensed Consolidated Financial Statements.

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

The weighted average number of common shares used to compute basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Weighted average shares outstanding - basic	31,257,944	30,990,392	31,194,290	30,900,349
Dilutive effect of Restricted Stock	160,850	280,862	181,082	272,130
Weighted average shares outstanding - diluted	31,418,794	31,271,254	31,375,372	31,172,479

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

Unearned tuition in the amount of $51.9 million and $44.2 million is recorded in the current liabilities section of the accompanying Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively. The change in this contract liability balance during the six months ended June 30, 2026, is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the six months ended June 30, 2026, that was included in the contract liability balance at the beginning of the year was $42.0 million.

The following table depicts the timing of revenue recognition by segment:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Campus		Campus
	Operations	Consolidated	Operations	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$8,667	$8,667	$17,611	$17,611
Services transferred over time	133,893	133,893	268,907	268,907
Total revenues	$142,560	$142,560	$286,518	$286,518

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Campus		Campus
	Operations	Consolidated	Operations	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$5,598	$5,598	$12,599	$12,599
Services transferred over time	110,876	110,876	221,381	221,381
Total revenues	$116,474	$116,474	$233,980	$233,980

Index
4.
LEASES

The Company enters into contracts to utilize office space, educational facilities, and various items of equipment under lease agreements and accounts for them in accordance with ASC 842, Leases (“ASC 842”). To determine whether a contract contains a lease, the Company assesses whether there is an identified asset and whether the Company has the right to control its use throughout the period of use. The Company classifies leases as either operating or finance leases at the lease commencement date in accordance with ASC 842. As required under ASC 842, the Company recognizes a ROU asset and a corresponding lease liability on the balance sheet, measured at the present value of lease payments over the term of the lease. An operating lease ROU asset represents the Company’s right to use the underlying asset during the lease term and the corresponding lease liability represents its obligation to make lease payments. Operating lease ROU assets and liabilities are amortized over the lease term, with lease expense recognized on a straight-line basis within operating expenses in the Condensed Consolidated Statements of Operations. Finance lease arrangements result in separate recognition of interest expense on the lease liability using the effective interest method and amortization expense of the ROU asset on a straight-line basis over the lease term, in addition to principal payments.

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

The following table presents components of lease cost and classification on the Condensed Consolidated Statements of Operations:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
in thousands	Consolidated Statement of Operations Classification	2026	2025	2026	2025
Operating lease cost	Selling, general and administrative	$5,892	$4,982	$11,742	$9,971
Finance lease cost
Amortization of leased assets	Educational services and facilities	418	418	835	835
Interest on lease liabilities	Interest expense	590	591	1,182	1,173
Variable lease cost	Selling, general and administrative	253	244	506	460
		$7,153	$6,235	$14,265	$12,439

The net change in ROU asset and operating lease liability is included in the net change in other assets in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025.

The net change in ROU asset and finance lease liability is split between principal payments, interest expense and amortization expense. Principal payments are classified in the financing section, interest expense is included in net income and amortization expense is broken out separately in the operating section of the Consolidated Statements of Cash Flows.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

	Six Months Ended June 30,
	2026	2025
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating Cash Flows - operating leases	$10,630	$9,697
Operating Cash Flows - finance leases	$1,182	$1,173
Financing Cash Flows - finance leases	$220	$(2,033)

During the six months ended June 30, 2026, the Company entered into one new operating lease. There was one operating lease modification during the six months ended June 30, 2026.

Index
On June 30, 2026, the Company entered into a lease for approximately 36,000 square feet of space in Suitland, Maryland, located in the Washington, D.C. metropolitan area, to serve as the Company's second campus in the region. The lease term is scheduled to commence in September 2026, with an initial lease term of 15 years and 7 months. The Company will not take possession of the premises until the lease commencement date.

Weighted-average remaining lease term and discount rate for our leases are as follows:

	As of
	June 30,
	2026	2025
Weighted-average remaining lease term
Operating leases	15 years	13 years
Finance leases	12 years	16 years

Weighted-average discount rate
Operating leases	6.61%	6.58%
Finance leases	7.67%	7.67%

Maturities of lease liabilities by fiscal year for our leases as of June 30, 2026 are as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2026 (excluding the six months ended June 30, 2026)	$10,888	$1,415
2027	22,138	2,918
2028	23,213	3,023
2029	21,392	3,132
2030	18,488	3,244
2031	17,362	3,361
Thereafter	141,133	36,813
Total lease payments	254,614	53,906
Less: imputed interest	(83,413)	(23,008)
Present value of lease liabilities	$171,201	$30,898

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

When we perform the quantitative impairment test for long-lived assets, we examine estimated future cash flows using Level 3 inputs. These cash flows are evaluated by using probability-weighted techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values.

During the six months ended June 30, 2026 and 2025, there were no impairments of goodwill or long-lived assets.

Index
There were no changes in the carrying amount of goodwill during the six months ended June 30, 2026, as presented below:

	Gross	Accumulated	Net
	Goodwill	Impairment	Goodwill
	Balance	Losses	Balance
Balance as of December 31, 2025	$117,176	$(106,434)	$10,742
Adjustments	-	-	-
Balance as of June 30, 2026	$117,176	$(106,434)	$10,742

6.
PROPERTY, EQUIPMENT AND FACILITIES

As of June 30, 2026 and December 31, 2025, property, equipment and facilities consisted of the following:

	Useful life	June 30,	December 31,
	(years)	2026	2025
Land	-	$52	$52
Buildings and improvements	1-25	189,705	183,770
Equipment, furniture and fixtures	1-7	124,720	119,681
Vehicles	3	2,078	1,979
Construction in progress	-	34,964	14,188
		351,519	319,670
Less accumulated depreciation and amortization		(160,833)	(148,067)
		$190,686	$171,603

Property, equipment and facilities are recorded at cost, with depreciation expense included in our educational services and facilities and selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

The increase in property, equipment and facilities was driven by several factors, including a $20.9 million investment relating primarily to the build-out of the new campuses in Hicksville, New York and Rowlett, Texas; $3.8 million in new and expanded programs at various campuses; and $8.5 million in facilities upgrades, training materials, and equipment, including security and campus upgrades and refurbishments. Depreciation and amortization expense of property, equipment and facilities was $7.8 million and $4.7 million for the three months ended June 30, 2026 and 2025, respectively, and $15.4 million and $8.5 million for the six months ended June 30, 2026 and 2025, respectively, which includes amortization of finance leases of $0.4 million for the three-month periods and $0.8 million for the six-month periods, respectively.

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

On June 28, 2024, the Company entered into a first amendment (the “First Amendment”) to the Credit Agreement. Among other things, the First Amendment effected certain modifications to (i) clarify certain representations and affirmative covenants of the Company, (ii) clarify certain conditions to each advance, (iii) clarify and/or replace certain events of default and (iv) delete or revise certain definitions in order to harmonize them with the other modifications made. The First Amendment also contained customary releases, representations, warranties, and reaffirmations consistent with the original terms of the Credit Agreement. Except as set forth above, the First Amendment did not materially alter the Credit Agreement.

On March 7, 2025, the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement, which increased the aggregate principal amount available under the Facility from $40.0 million to $60.0 million. The Second Amendment also expanded the accordion feature from $20.0 million to $25.0 million and extended the maturity date of the Facility from February 16, 2027 to March 7, 2028. Except as set forth above, the Second Amendment did not materially alter the Credit Agreement.

Index
On April 13, 2026, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders referred to therein (the “Lenders”), including Fifth Third Bank, National Association as lender and as administrative agent, joint lead arranger, and joint bookrunner, and Flagstar Bank, N.A., Provident Bank, and Santander Bank, N.A. as lenders and as joint lead arrangers and joint bookrunners. The Amended and Restated Credit Agreement, which replaces the Credit Agreement, provides the Company, as borrower, with a revolving credit facility in the aggregate principal amount of $125 million, with a $10 million letter of credit sublimit and a $25 million accordion feature, and extends the maturity date from March 7, 2028, to April 11, 2031 (the “Amended and Restated Facility”). The proceeds of the Amended and Restated Facility may be used for working capital, general corporate and certain other permitted purposes.

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

Each advance under the Amended and Restated Facility will bear interest on the outstanding principal amount thereof from the date when made at an interest rate determined, at the election of the Company, at either the tranche rate (which is the forward-looking Secured Overnight Financing Rate (SOFR) for one or three months), or the base rate (which is a variable per annum rate, as of any date of determination, equal to the prime rate), plus an applicable margin. The applicable margin is determined pursuant to a pricing grid, which for loans subject to the tranche rate varies from 1.50% to 2.25%, and for loans subject to the base rate varies from 0.50% to 1.25%. The applicable margin may change quarterly based on the total leverage ratio at such time. The total leverage ratio is determined with respect to the Company and its subsidiaries on a consolidated basis for an applicable quarterly period by dividing the aggregate principal amount of various forms of borrowed indebtedness as of the last day of a determination period by EBITDA (earnings before interest expense, taxes, depreciation and amortization) for such period. Interest is payable in arrears, either quarterly or monthly, depending on the Company’s interest rate election, with the principal due at maturity.

The Amended and Restated Credit Agreement contains various customary representations, warranties and affirmative, negative and financial covenants, as well as events of default customary for facilities of this type.

In connection with the original Facility and the Amended and Restated Facility, the Company has incurred a total of approximately $1.6 million in bank and legal fees consisting of approximately $0.5 million to execute the Facility, an additional $0.1 million relating to the Second Amendment and an additional $1.0 million for the Amended and Restated Facility. These fees have been capitalized and are being amortized.

For the three and six months ended June 30, 2026, interest paid in connection with the original Facility and the Amended and Restated Facility was approximately $0.4 million and $0.6 million compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2025.

As of June 30, 2026, the Company had $26.0 million outstanding under the Amended and Restated Facility.

8.
STOCKHOLDERS’ EQUITY

As of June 30, 2026, the Company had 100,000,000 shares of Common Stock authorized of which 31,722,150 shares were issued and outstanding. Holders of our Common Stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. The Company has not declared or paid any cash dividends on our Common Stock since the Company’s Board of Directors discontinued our quarterly cash dividend program in February 2015. The Company currently has no intention of resuming the payment of cash dividends in the foreseeable future.

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

Index
Time-Based and Performance-Based Restricted Stock Awards

We provide stock-based compensation to employees, officers and directors in the form of awards of restricted stock (the "Restricted Stock Awards”) under our LTIP, which are conditioned upon either continued service (the "Time-Based Restricted Stock Awards”) or both continued service and achievement of performance goals (the "Performance-Based Restricted Stock Awards” or “Performance-Based Restricted Stock Shares”). Performance-Based Restricted Stock Shares granted prior to 2025, are eligible to vest only upon achievement of at least 100% of the performance target, with no shares vesting unless the target is met. In 2025, the Company granted Performance-Based Restricted Stock Shares to employees, officers, and directors that vest based on the percentage of Adjusted EBITDA achieved for the year. Under such grants, no shares vest in the event that less than 80% of the target is achieved; vesting begins at 25% for 80% achievement and increases on a linear scale up to 200% vesting for achievement of 120% or more of the target. In 2025, the Company also granted Performance-Based Restricted Stock Shares to certain executives that vest based on the achievement of a specified percentage of target Adjusted EBITDA for fiscal year 2027. Under such grants, no shares vest in the event that less than 90% of the target is achieved; vesting begins at 25% for 90% achievement and increases on a linear scale up to 100% vesting for achievement of 100% or more of the target.

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

The expense related to Restricted Stock Awards for the three and six months ended June 30, 2026 was $1.6 million and $3.1 million, respectively, compared to $1.3 million and $2.5 million for the three and six months ended June 30, 2025, respectively. The unrecognized Restricted stock expense as of June 30, 2026 and December 31, 2025 was $11.2 million and $6.0 million, respectively. As of June 30, 2026, the outstanding Restricted Stock Awards under the LTIP had an aggregate intrinsic value of $30.6 million compared to $18.4 million in the prior year comparable period.

For the three and six months ended June 30, 2026, the Company completed a net share settlement of 132 shares and 184,834 shares, respectively, compared to zero shares and 197,973 restricted shares for the three and six months ended June 30, 2025. The net share settlement was performed on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP. The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2026, creating taxable income for the employees. At the employees’ request, the Company paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company. These transactions resulted in a decrease of less than $0.1 million and $6.7 million for the three and six months ended June 30, 2026, compared to zero and $3.6 million for the three and six months ended June 30, 2025, respectively, to equity on the Condensed Consolidated Balance Sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

Index
The following is a summary of transactions pertaining to Restricted Stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested Restricted Stock outstanding at December 31, 2025	809,376	$12.94
Granted	253,946	32.43
Canceled	-	-
Vested	(449,846)	11.00
Nonvested Restricted Stock outstanding at June 30, 2026	613,476	$22.35

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

The Board of Directors subsequently authorized the repurchase of an additional $10.0 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases, and has extended the share repurchase program for additional 12-month periods, most recently through May 24, 2027.

During the six months ended June 30, 2026 and 2025, the Company did not repurchase any shares under the share repurchase program. As of June 30, 2026, the Company had approximately $29.7 million remaining for additional repurchases under the program. Since the inception of the program, the Company has made repurchases of approximately 1.7 million shares of the Company’s Common Stock, at an average share price of $5.95 for an aggregate expenditure of approximately $10.3 million.

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

Student Financing Plans

As of June 30, 2026, the Company had outstanding net financing commitments to its students to assist them in financing their education of approximately $62.1 million, net of interest.

10.
SEGMENT REPORTING

The Company manages its business, evaluates performance and allocates resources based on two reportable business segments, Campus Operations and Transitional.

Campus Operations— The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance. All of the campuses continuing in operation are classified in this segment. All of our campuses offer programs across various areas of study.

Index
Transitional— The Transitional segment refers to campuses that are marked for closure and are currently being taught out, in addition to campuses that are held-for-sale. As of June 30, 2026, none of our campuses were classified in the Transitional segment.

The individual operating segments have been aggregated into the two main reportable segments based on the method by which our Chief Operating Decision Maker (“CODM”) 1) evaluates performance and allocates resources and 2) as a result of the Company’s judgment, that the reporting units have similar products, production processes, types of customers, methods of distribution, regulatory environment, and economic characteristics. The Company’s CODM is comprised of a team of executives deemed the “Executive Committee,” which is made up of the following individuals:

1. Scott M. Shaw – Chief Executive Officer and Director
2. Brian K. Meyers – Executive Vice President, Chief Financial Officer, and Treasurer

The CODM assesses segment financial performance by reviewing segment revenue and segment operating income, which includes certain corporate overhead allocations relating directly to the segments disclosed. Some of the allocated costs include the centralization of the Company’s financial aid process, national sales and receivables, and default costs. The CODM makes decisions to allocate resources based on the review of monthly, quarterly, and annual financial information categorized by segment. The financial information is presented to the CODM using actual-to-actual results and budget-to-actual results.

We evaluate performance based on operating results. Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Summary financial information by reporting segment is as follows:

	Three Months Ended June 30,
	Consolidated		Campus Operations		Corporate
	2026	2025	2026	2025	2026	2025
REVENUE	$142,560	$116,474	$142,560	$116,474	$-	$-
COSTS AND EXPENSES:
Instructional	28,153	23,544	28,153	23,544	-	-
Books and tools	10,380	6,769	10,380	6,769	-	-
Facilities	13,444	11,933	13,444	11,933	-	-
Depreciation and amortization	7,655	4,545	7,655	4,545	-	-
Educational services and facilities	59,632	46,791	59,632	46,791	-	-

Sales and marketing	24,745	18,872	24,745	18,872	-	-
Student services	7,903	6,363	7,903	6,363	-	-
Provision for credit losses	16,035	13,177	16,035	13,177	-	-
Administrative	30,832	28,484	12,707	12,218	18,125	16,266
Depreciation and amortization	134	165	-	-	134	165
Selling, general and administrative	79,649	67,061	61,390	50,630	18,259	16,431
Gain on sale of assets	(33)	(256)	(10)	(256)	(23)	-
Total costs and expenses	139,248	113,596	121,012	97,165	18,236	16,431
OPERATING INCOME (LOSS)	$3,312	$2,878	$21,548	$19,309	(18,236)	$(16,431)

Index

	Six Months Ended June 30,
	Consolidated		Campus Operations		Corporate
	2026	2025	2026	2025	2026	2025
REVENUE	$286,518	$233,980	$286,518	$233,980	$-	$-
COSTS AND EXPENSES:
Instructional	55,776	46,559	55,776	46,559	-	-
Books and tools	20,211	14,477	20,211	14,477	-	-
Facilities	26,883	25,018	26,883	25,018	-	-
Depreciation and amortization	15,155	8,145	15,155	8,145	-	-
Educational services and facilities	118,025	94,199	118,025	94,199	-	-

Sales and marketing	48,642	38,573	48,642	38,573	-	-
Student services	15,259	12,601	15,259	12,601	-	-
Provision for credit losses	29,717	25,012	29,717	24,975	-	37
Administrative	64,917	57,452	25,582	23,160	39,335	34,292
Depreciation and amortization	266	327	-	-	266	327
Selling, general and administrative	158,801	133,965	119,200	99,309	39,601	34,656
(Gain) loss on sale of assets	(27)	(476)	(4)	(510)	(23)	34
Total costs and expenses	276,799	227,688	237,221	192,998	39,578	34,690
OPERATING INCOME (LOSS)	$9,719	$6,292	$49,297	$40,982	(39,578)	$(34,690)

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

 The Company’s financial instruments measured at fair value on a recurring basis consists of Level 1 cash equivalents, including money market funds, which were not material as of June 30, 2026, and December 31, 2025.

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

Our students pay for their costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, U.S. Department of Veterans Affairs and other military funding and grants, private and institutional scholarships and cash payments. Cash receipts from government-related sources are typically received during the current academic term. Students who have not applied for any type of financial aid generally set up a payment plan with the institution and make payments on a monthly basis in accordance with the terms of the payment plan. A student receivable balance is written off when deemed uncollectible, which is typically once a student is out of school and there has been no payment activity on the account for 150 days. If, however, the student does remit a payment during this time period, the 150-day policy for write-off starts again until either (1) the student continues making payments, or (2) the student does not make any additional payments after which the student receivable balance is written off after 150 days. In an effort to reduce the risk of writing off a student’s account, the Company employs a continuous collection effort to minimize exposure from outstanding receivables.

Index
Students enrolled in the Company’s programs are provided with a variety of funding resources, including financial aid, grants, scholarships and private loans. After exhausting all funding options, if the student is still in need of additional financing, the Company may offer an institutional loan as a lender of last resort.

Our standard student receivable allowance is based on an estimate of lifetime expected credit losses on student receivables that considers vintages of receivables to determine a loss rate. In considering lifetime credit losses, if the expected life goes beyond the Company’s reasonable ability to forecast, the Company then reverts to historical loss experience as an indicator of collections. In determining the expected credit losses for the period, student receivables were disaggregated and pooled into two different categories to refine the calculation. Other information considered included external factors outside the Company’s control. Given that collection history during the COVID-19 pandemic was not considered to be a reliable indicator of a student’s repayment history, the Company adjusted the historical loss calculation by normalizing the financial data relating to that time period. Our estimation methodology further considered a number of quantitative and qualitative factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for credit losses. These factors include, but are not limited to: internal repayment history, student status, changes in current economic conditions, legislative or regulatory environments, internal cash collection forecasts, and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trend analysis and comparing estimated and actual performance.

Student Receivables

The Company has student receivables that are due greater than 12 months from the date of our Condensed Consolidated Balance Sheets. As of June 30, 2026, and December 31, 2025, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $21.6 million and $21.2 million, respectively.

The following table presents the amortized cost basis of student receivables as of June 30, 2026, by year of origination.

	June 30, 2026
Year	Student Receivables (1)		Six Months Ended Write-Off's (2)
2026	$67,515	2026	$-
2025	32,633	2025	27,925
2024	12,131	2024	2,666
2023	6,475	2023	729
2022	2,964	2022	267
Prior	2,272	Prior	233
Total	$123,990	Total	$31,820

(1)
Student receivables are presented on a gross basis from the individual students. The total receivable amount above excludes (i) federal subsidies reflected on the students’ accounts but not yet received from the government, and (ii) receivables from industry relationships, which are otherwise included under accounts receivable in our Condensed Consolidated Balance Sheets.

(2)
Write-off amounts are based on the students' school departure year.

The Company does not utilize or maintain data pertaining to student credit information.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). Changes in our current and non-current allowance for credit losses related to our student receivable portfolio were calculated in accordance with ASC 326 for the six months ended June 30, 2026, and 2025, respectively.

Index

	Six Months Ended June 30,
	2026	2025
Balance, beginning of period	$70,346	$65,572
Provision for credit losses	29,717	25,012
Write-offs	(31,820)	(22,730)
Balance, at end of period	$68,243	$67,854

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

13.
SUBSEQUENT EVENTS

Melrose Park Property Acquisition

On July 7, 2026, Lincoln Technical Institute, Inc., a wholly-owned subsidiary of the Company, completed the acquisition of the facility and real property in Melrose Park, Illinois, which the Company had previously leased. The purchase price was $18.8 million, funded in part by a $15.0 million mortgage loan from Provident Bank, with the remainder funded by cash on hand. The loan bears interest at a fixed rate of 5.99% per year for the first five years, resetting thereafter to a rate equal to 1.75% in excess of the five-year U.S. Treasury yield, provided that the interest rate payable will at no time be less than five percent (5.00%) per annum. The loan matures on July 1, 2036.

Index
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to “we,” “our,” “us” and the “Company” refer to Lincoln Educational Services Corporation and its subsidiaries unless the context indicates otherwise.

This discussion may contain forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements, which are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects, and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” or similar words and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures, and the effect of pandemics and its ultimate effect on the Company’s business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. Additional factors that could cause or contribute to differences between our actual results and those anticipated include, but are not limited to, those described in the “Risk Factors” section of our Form 10-K and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The Company’s business is organized into two reportable business segments: Campus Operations; and Transitional. The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance. The Transitional segment refers to campuses that have been marked for closure and are being taught out. As of June 30, 2026 no campuses were classified in the Transitional segment.

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

General

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company,” “we,” “our,” and “us,” as applicable) provide diversified career-oriented postsecondary education to recent high school graduates and working adults. The Company, which currently operates 22 campuses in 12 states, recently entered into leases for three new campuses: one in Hicksville, New York, with programs expected to begin by the end of 2026; one in Rowlett, Texas, a northern suburb of Dallas, with programs expected to begin in the first quarter of 2027; and one in Suitland, Maryland, located in the Washington, D.C. metropolitan area with programs expected to begin in the fourth quarter of 2027. The Company offers programs in skilled trades, automotive, health sciences and information technology. The schools operate under the brands Lincoln Technical Institute, Lincoln College of Technology, and Nashville Auto Diesel College.

Most of the Company’s campuses serve major metropolitan markets and each typically offers courses in multiple areas of study. Five of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas. All of our campuses are nationally accredited and are eligible to participate in federal financial aid programs administered by the U.S. Department of Education (the "DOE”) and applicable state education agencies and accrediting commissions, which allow students to apply for and access federal student loans as well as other forms of financial aid. The Company was incorporated in New Jersey in 2003 as the successor-in-interest to various acquired schools including Lincoln Technical Institute, Inc., which opened its first campus in Newark, New Jersey in 1946.

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

Business Strategy

We strive to strengthen our position as a leading provider of career‑oriented postsecondary education by continuing to pursue the following strategy:

•
Expand Geographically. We plan to open new campuses and enter new markets using existing resources or acquisitions. We opened a new campus in Houston, Texas in August 2025, and have signed leases for new campuses in Hicksville, New York, where programs are expected to begin by the end of 2026; Rowlett, Texas, which is expected to open in the first quarter of 2027, and Suitland, Maryland, with programs expected to begin in the fourth quarter of 2027. We continue to evaluate opportunities to expand our footprint in markets that support our long-term growth objectives.
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

Recent and Planned Campus Openings

Campus Location	Type	Status	Opening Date
Nashville, TN	Campus Relocation	Opened	March 2025
Levittown, PA	Campus Relocation	Opened	August 2025
Houston, TX	New Campus	Opened	August 2025
Hicksville, NY	New Campus	In Progress	By the end of 2026
Rowlett, TX	New Campus	In Progress	First quarter of 2027
Suitland, MD	New Campus	In Progress	Fourth quarter of 2027

Results of Operations for the Three and Six Months Ended June 30, 2026

The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Costs and expenses:
Educational services and facilities	41.8%	40.2%	41.2%	40.3%
Selling, general and administrative	55.9%	57.6%	55.4%	57.3%
Gain on sale of assets	0.0%	(0.2)%	0%	(0.2)%
Total costs and expenses	97.7%	97.5%	96.6%	97.3%
Operating income	2.3%	2.5%	3.4%	2.7%
Interest expense, net	(0.7)%	(0.7)%	(0.6)%	2.7%
Income from operations before income taxes	1.6%	1.8%	2.7%	5.4%
Provision for income taxes	0.2%	0.4%	0.5%	0.6%
Net income	1.4%	1.3%	2.2%	4.8%

Index
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Consolidated Results of Operations

Revenue. Revenue increased $26.1 million, or 22.4% to $142.6 million for the three months ended June 30, 2026, from $116.5 million in the prior year comparable period. Revenue growth was primarily due to a 14.5% increase in average student population, with the remainder attributable to tuition increases.

	Three Months Ended June 30,
Consolidated	2026	2025	7/1/25 starts*	2025 *	% change	% change *
Revenue (millions)	$142.6	$116.5			22.4%

Total new student starts	5,969	3,157	2,764	5,921	89.1%	0.8%
Average student population	18,343	15,554	460	16,014	17.9%	14.5%
End of period student population	18,905	14,356	2,764	17,120	31.7%	10.4%

* 2025 figures include 2,764 student starts on July 1, 2025, to align with comparable student start activity in the current year during the last week of June 2026, returning to our typical start schedule.

	Three Months Ended June 30,
	Consolidated		Campus Operations		Corporate
	2026	2025	2026	2025	2026	2025
REVENUE	$142,560	$116,474	$142,560	$116,474	$-	$-
COSTS AND EXPENSES:
Instructional	28,153	23,544	28,153	23,544	-	-
Books and tools	10,380	6,769	10,380	6,769	-	-
Facilities	13,444	11,933	13,444	11,933	-	-
Depreciation and amortization	7,655	4,545	7,655	4,545	-	-
Educational services and facilities	59,632	46,791	59,632	46,791	-	-

Sales and marketing	24,745	18,872	24,745	18,872	-	-
Student services	7,903	6,363	7,903	6,363	-	-
Provision for credit losses	16,035	13,177	16,035	13,177	-	-
Administrative	30,832	28,484	12,707	12,218	18,125	16,266
Depreciation and amortization	134	165	-	-	134	165
Selling, general and administrative	79,649	67,061	61,390	50,630	18,259	16,431
Gain on sale of assets	(33)	(256)	(10)	(256)	(23)	-
Total costs and expenses	139,248	113,596	121,012	97,165	18,236	16,431
OPERATING INCOME (LOSS)	$3,312	$2,878	$21,548	$19,309	$(18,236)	$(16,431)

Educational services and facilities expense. Educational services and facilities expense increased by $12.8 million, or 27.4%, to $59.6 million for the three months ended June 30, 2026, compared to $46.8 million for the prior year comparable period. This includes a $2.9 million increase in costs related to our new campuses in Houston, Hicksville, and Rowlett.

The increase was primarily driven by costs associated with a larger student population as well as higher books and tools expense primarily due to the timing of program starts. The remaining increase was attributable to $3.1 million in higher depreciation expense, including $0.8 million related to new campuses, largely resulting from capital investments to support our growth initiatives.

Educational services and facilities expense as a percentage of revenue increased to 41.8% from 40.2% in the prior year comparable period.

Selling, general and administrative expense. Selling, general and administrative expense increased $12.6 million, or 18.8% to $79.7 million for the three months ended June 30, 2026, compared to $67.1 million in the prior year comparable period. This includes a $2.1 million increase in costs related to our new campuses in Houston, Hicksville, and Rowlett.

The increase was primarily driven by a larger student population, higher sales and marketing expense, and an increased provision for credit losses.

Index
Sales and marketing expense increased by $5.9 million, or 31.1%, including $1.2 million related to our new campuses, due to higher student acquisition costs.

Selling, general and administrative expenses continued to decline as a percentage of revenue, at 55.9% for the three months ended June 30, 2026, compared to 57.6% for the same period in 2025.

Provision for credit losses. While the provision increased by $2.9 million, it was slightly lower as a percentage of revenue at 11.2% compared to 11.3% in the prior year.

Income taxes. Income tax provision was $0.3 million for the three months ended June 30, 2026, representing an effective tax rate of 13.9% of pre-tax income, compared to an income tax provision of $0.5 million and an effective tax rate of 25.1% for the prior year comparable period. The lower effective tax rate in the current period was primarily due to a discrete tax benefit related to restricted stock vesting.

Corporate and Other

This category includes unallocated expenses incurred on behalf of the entire Company. Corporate and other expenses were $18.2 million for the three months ended June 30, 2026, compared to $16.4 million in the prior year comparable period. The increase was primarily driven by higher salaries and benefits to support a larger student population and the execution of our growth initiatives.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Consolidated Results of Operations

Revenue. Revenue increased $52.5 million, or 22.4% to $286.5 million for the six months ended June 30, 2026, from $234.0 million in the prior year comparable period. Revenue growth was primarily due to a 16.3% increase in average student population, with the remainder attributable to tuition increases.

	Six Months Ended June 30,
Consolidated	2026	2025	7/1/25 starts*	2025 *	% change	% change *
Revenue (millions)	$286.5	$234.0			22.4%

Total new student starts	11,478	7,767	2,764	10,531	47.8%	9.0%
Average student population	18,314	15,511	231	15,742	18.1%	16.3%
End of period student population	18,905	14,356	2,764	17,120	31.7%	10.4%

* 2025 figures include 2,764 student starts on July 1, 2025, to align with comparable student start activity in the current year during the last week of June 2026, returning to our typical start schedule.

	Six Months Ended June 30,
	Consolidated		Campus Operations		Corporate
	2026	2025	2026	2025	2026	2025
REVENUE	$286,518	$233,980	$286,518	$233,980	$-	$-
COSTS AND EXPENSES:
Instructional	55,776	46,559	55,776	46,559	-	-
Books and tools	20,211	14,477	20,211	14,477	-	-
Facilities	26,883	25,018	26,883	25,018	-	-
Depreciation and amortization	15,155	8,145	15,155	8,145	-	-
Educational services and facilities	118,025	94,199	118,025	94,199	-	-

Sales and marketing	48,642	38,573	48,642	38,573	-	-
Student services	15,259	12,601	15,259	12,601	-	-
Provision for credit losses	29,717	25,012	29,717	24,975	-	37
Administrative	64,917	57,452	25,582	23,160	39,335	34,292
Depreciation and amortization	266	327	-	-	266	327
Selling, general and administrative	158,801	133,965	119,200	99,309	39,601	34,656
(Gain) loss on sale of assets	(27)	(476)	(4)	(510)	(23)	34
Total costs and expenses	276,799	227,688	237,221	192,998	39,578	34,690
OPERATING INCOME (LOSS)	$9,719	$6,292	$49,297	$40,982	$(39,578)	$(34,690)

Index
Educational services and facilities expense. Educational services and facilities expense increased by $23.8 million, or 25.3%, to $118.0 million for the six months ended June 30, 2026, compared to $94.2 million for the prior year comparable period. This includes a $5.7 million increase in costs related to our new campuses in Houston, Hicksville, and Rowlett.

The primary driver of the increase was attributable to higher costs associated with supporting a larger student population. The remaining increase was attributable to higher depreciation expense, largely resulting from capital investments to support our growth initiatives.

Educational services and facilities expense as a percentage of revenue increased to 41.2% from 40.3% in the prior year comparable period.

Selling, general and administrative expense. Selling, general and administrative expense increased $24.8 million, or 18.5%, to $158.8 million for the six months ended June 30, 2026, compared to $134.0 million for the prior year comparable period. This includes a $4.0 million increase in costs related to our new campuses in Houston, Hicksville, and Rowlett.

Selling, general and administrative expenses continued to decline as a percentage of revenue to 55.4% for the six months ended June 30, 2026, compared to 57.3% for the same period in 2025.

Sales and marketing expense increased by $10.1 million, or 26.1%, including $2.4 million related to our new campuses, due to higher student acquisition costs.

Provision for credit losses. While the provision increased in absolute terms, it declined as a percentage of revenue from 10.7% to 10.4% year-over-year reflecting continuing efficiencies from our financial aid processes and stronger collections.

Net interest expense. Net interest expense was $1.9 million for the six months ended June 30, 2026, compared to net interest expense of $1.4 million for the six months ended June 30, 2025, primarily driven by higher interest expense on borrowings.

Income taxes. Income tax provision was $1.6 million for the six months ended June 30, 2026, representing an effective tax rate of 19.8% of pre-tax income, compared to an income tax provision of $1.4 million and an effective tax rate of 28.6% in the prior year comparable period.

We evaluate performance based on operating results. Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Corporate and Other

This category includes unallocated expenses incurred on behalf of the entire Company. Corporate and other expenses were $39.6 million for the six months ended June 30, 2026, compared to $34.7 million in the prior year comparable period. The increase was primarily driven by higher salaries and benefits to support a larger student population and the execution of our growth initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal source of liquidity has been cash provided by operating activities. The following chart summarizes the principal elements of our cash flow for each of the six months ended June 30, 2026, and 2025:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$26,633	$(8,079)
Net cash used in investing activities	$(29,105)	$(45,772)
Net cash provided by financing activities	$18,131	$11,279

As of June 30, 2026, the Company had $44.2 million in cash and cash equivalents, compared to $16.7 million in cash and cash equivalents as of June 30, 2025. The change in cash position from the prior year comparable period was primarily driven by higher net cash provided by operating activities, along with increased net borrowings under the Company's financing arrangements, partially offset by continued capital expenditures related to campus expansion.

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

Operating Activities

Operating cash flow is generated primarily from cash received from our students, offset by changes in working capital demands. Working capital can vary at any point in time based on several factors including seasonality, timing of cash receipts and payments and vendor payment terms.

Net cash provided by operating activities for the six months ended June 30, 2026 was $26.7 million, compared to net cash used in operating activities of $8.1 million in the prior year comparable period, primarily driven by favorable changes in working capital, depreciation and amortization, and the provision for credit losses, as well as higher net income.

Investing Activities

Net cash used in investing activities was $29.1 million for the six months ended June 30, 2026 compared to $45.8 million in the prior year comparable period, primarily related to capital expenditures associated with growth initiatives.

Capital expenditures for the six months ended June 30, 2026 were $29.1 million compared to $46.3 million in the prior year comparable period. The decrease resulted from a shift in the timing of planned capital expenditures which includes the buildout for the new Rowlett, Texas and Hicksville, New York campuses. In addition, we continue to invest to expand programs at existing campuses that demonstrate high market demand and successful student outcomes. We expect to fund future capital expenditures with cash generated from operating activities, cash on hand, and utilization of the credit facility.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $18.1 million, compared to $11.3 million in the prior year comparable period, primarily due to an increase in net borrowings in the current period, partially offset by higher net share settlements for equity-based compensation.

Credit Facility

The Company maintains a revolving credit facility to support working capital and general corporate purposes. In April 2026, the Company entered into an amended and restated credit agreement, which increased total borrowing capacity from $60.0 million to $125.0 million and extended the maturity of the credit facility from March 7, 2028 to April 11, 2031.

As of June 30, 2026, the Company had $26.0 million outstanding under the credit facility. For additional information regarding the terms of the facility, see Note 7, Long-Term Debt.

Melrose Park Property Acquisition

On July 7, 2026, the Company completed the acquisition of our Melrose Park, Illinois campus building, funded primarily through a mortgage loan, converting the location from a leased to an owned facility. See Note 13, Subsequent Events, to the Condensed Consolidated Financial Statements for further discussion. We do not expect this transaction to have a material impact on our future results of operations.

Index
Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments. As of June 30, 2026, the Company had $26.0 million in debt outstanding under the revolving credit facility. The Company leases offices, educational facilities and various items of equipment for varying periods through the year 2045 at basic annual rental rates (excluding taxes, insurance, and other expenses under certain leases).

As of June 30, 2026, the Company had outstanding loan principal commitments to our active students of $62.1 million. These are institutional loans, and no cash is advanced to students. The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are required to fund their education using these funds and they are not reported on our financial statements.

Regulatory Updates

Negotiated Rulemaking

In 2025, the DOE announced its intention to establish two negotiated rulemaking committees: the Reimagining and Improving Student Education (RISE) Committee and the Access through Demand-driven Workforce Pell (AHEAD) Committee. The RISE Committee considered changes to federal student loan programs and the Accountability in Higher Education, and the AHEAD Committee considered changes to institutional and programmatic accountability, the Pell Grant Program, and Title IV Programs. This rulemaking was necessary to implement recent statutory changes to the Title IV and HEA programs included in the One Big Beautiful Bill Act ("OBBB Act") as well as to propose other changes. See 10-K “Regulatory Environment – Negotiated Rulemaking” and “Regulatory Environment – Gainful Employment and Accountability.”

The proposed RISE regulations were subject to a public notice and comment period, which ended March 2, 2026, and the DOE published the final version of the regulations on May 1, 2026, with a general effective date of July 1, 2026. Among other topics, the new regulations place a $20,000 annual limit and a $65,000 aggregate limit on PLUS loans that parents may borrow for undergraduate programs and impose a requirement to prorate loans to students attending on a less than full-time basis. We are evaluating these and other new limits and cannot currently predict the extent to which these new limits may impact our schools, programs, enrollments, and revenues, but the reduction in availability of funding could impact the ability of some of our prospective students to enroll and finance their education without access to loans in excess of the new loan limits.

The AHEAD Committee reached a consensus on two sets of proposed regulations on December 12, 2025, and January 9, 2026, respectively. The first set of proposed regulations implements the new Workforce Pell program authorized by the OBBB Act. See 10-K at “Regulatory Environment – Negotiated Rulemaking.” Under these regulations, short-term workforce programs (as defined in the regulations) will be eligible to disburse Pell Grants if they meet various requirements such as applicable program length requirements, certain limitations on outsourcing instruction to ineligible providers, and obtaining requisite DOE and state approval in the state in which the institution is located.

The second set of proposed regulations would establish new uniform accountability requirements applicable to all educational programs across all education sectors. See 10-K at “Regulatory Environment – Negotiated Rulemaking” and “Regulatory Environment – Gainful Employment and Accountability.” The DOE published the regulations in final form on July 1, 2026. The regulations eliminate the “debt-to-earnings” measures under the gainful employment regulations. Instead, the regulations establish and describe an earnings premium framework for undergraduate certificate and degree programs that would compare graduate earnings to those of holders of high school diplomas and for graduate programs that would compare graduate earnings to those of bachelor’s degree holders. Under the framework described in the regulations, an educational program would lose access to the Direct Loan program if it fails to achieve a positive earnings premium for two out of three consecutive years.

The regulations outlining the new accountability framework, known as the Student Tuition and Transparency System (“STATS”) and Earnings Accountability rule, address several other topics including, for example, the complex rules for the earnings calculations and premiums, data and calculation appeals, warning and disclosure requirements for programs that fail the earnings test and that are at risk of losing eligibility, sanctions for programs that fail the earnings tests, informational reporting requirements, requirements for DOE to publicly disclose certain institutional data, requirements for institutions to certify program compliance, and provisional certification requirements for institutions with failing programs exceeding new administrative capability thresholds. The regulations have a general effective date of July 1, 2027, with some portions taking effect on August 31, 2026. The first earnings test calculations are expected to occur in early 2027, and July 1, 2028, is expected to be the first date on which a program could fail the earnings test for two consecutive years.

Index
We cannot predict how our educational programs will perform under the new metrics, but our failure to comply with the new regulations, including the failure of some of our educational programs to comply with the earnings tests, and the potential loss of Direct Loan and potentially all Title IV eligibility for impacted programs, could have a significant impact on our business and results of operations. We cannot predict whether the DOE could publish amended regulations in the future under current or future leadership that make the accountability regulations stricter or seek to reinstitute the old gainful employment requirements. We also cannot predict the outcome or impact of any litigation that might seek to challenge the legality and enforceability of the final regulations.

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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk exposure during the three months ended June 30, 2026. See Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K.

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

PART II. OTHER INFORMATION

Item 1.
LEGAL PROCEEDINGS

There were no material developments related to previously disclosed legal proceedings during the quarter ended June 30, 2026. See the “Legal Proceedings” section of the Company’s Form 10-K and previously filed Form 10-Qs for information regarding existing legal proceedings.

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

Item 1A.
RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K and those contained in our previously filed Form 10-Qs, which could affect our business, financial condition, or operating results. The risks we describe in our periodic reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results.  During the quarter ended June 30, 2026, the Company did not become aware of any specific new and additional risk factors that were not previously disclosed.

Index
Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
None.
(c)
On May 24, 2022, the Company announced that the Board of Directors had approved a share repurchase program for 12 months authorizing repurchases of up to $30.0 million of the Company’s Common Stock. On February 27, 2023, the Board of Directors authorized the repurchase of an additional $10.0 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases, and extended the share repurchase program for additional 12-month periods, most recently through May 24, 2027. The Company did not repurchase any additional shares in the three months ended June 30, 2026, and has approximately $29.7 million remaining for additional repurchases under the program. To date, the Company has made repurchases totaling approximately 1.7 million shares at an average share price of $5.95, for an aggregate expenditure of approximately $10.3 million.

For more information on the share repurchase plan, see Part I, Item 1. “Notes to Condensed Consolidated Financial Statements”, Note 8 – Stockholders’ Equity.

Item 3.
DEFAULTS UPON SENIOR SECURITIES

(a)
None.
(b)
None

Item 4.
MINE SAFETY DISCLOSURES

None.

Item 5.
OTHER INFORMATION

(a)
None.
(b)
None.
(c)
During the three months ended June 30 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

10.1
Purchase and Sale Agreement, dated as of May 12, 2026, between Lincoln Technical Institute, Inc., as Buyer, and Melrose Omni, LLC, as Seller (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 13, 2026).

10.2
Amended and Restated Credit Agreement, dated as of April 13, 2026, by and among the Company, as Borrower, and the lenders referred to therein, including Fifth Third Bank, National Association, as lender and as administrative agent, joint lead arranger, and joint bookrunner, and Flagstar Bank, N.A., Provident Bank, and Santander Bank, N.A., as lenders and as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 16, 2026).

10.3
Amended and Restated Guaranty and Security Agreement, dated as of April 13, 2026, by and among the Company, as Borrower, and its subsidiaries, Lincoln Technical Institute, Inc., New England Acquisition LLC, Nashville Acquisition, L.L.C., and NN Acquisition, LLC, as Guarantors in favor of Fifth Third Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 16, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from the Company’s 10-Q for the quarter ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: August 10, 2026	By:	/s/ Brian K. Meyers
Brian K. Meyers
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

10.1
Purchase and Sale Agreement, dated as of May 12, 2026, between Lincoln Technical Institute, Inc., as Buyer, and Melrose Omni, LLC, as Seller (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 13, 2026).

10.2
Amended and Restated Credit Agreement, dated as of April 13, 2026, by and among the Company, as Borrower, and the lenders referred to therein, including Fifth Third Bank, National Association, as lender and as administrative agent, joint lead arranger, and joint bookrunner, and Flagstar Bank, N.A., Provident Bank, and Santander Bank, N.A., as lenders and as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 16, 2026).

10.3
Amended and Restated Guaranty and Security Agreement, dated as of April 13, 2026, by and among the Company, as Borrower, and its subsidiaries, Lincoln Technical Institute, Inc., New England Acquisition LLC, Nashville Acquisition, L.L.C., and NN Acquisition, LLC, as Guarantors in favor of Fifth Third Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 16, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from the Company’s 10-Q for the quarter ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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