Form 10-Q
period 2026-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2026-11-09
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 9, 2026, there were 30,781,545 shares outstanding of the registrant’s Common Stock.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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
PART I – FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,627	$28,519
Accounts receivable, less allowance of $42,850 and $43,975 at September 30, 2026 and December 31, 2025, respectively	39,402	36,929
Inventories	3,710	3,986
Income tax receivable	246	1,599
Tenant allowance receivable	4,339	8,127
Prepaid and other assets	2,675	7,872
Total current assets	70,999	87,032

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $166,330 and $148,067 at September 30, 2026 and December 31, 2025, respectively	219,996	171,603

OTHER ASSETS:
Noncurrent receivables, less allowance of $27,765 and $26,371 at September 30, 2026 and December 31, 2025, respectively	22,371	21,248
Deferred finance charges	1,398	302
Deferred income taxes, net	21,668	21,668
Operating lease right-of-use assets	144,332	154,223
Finance lease right-of-use assets	23,822	25,075
Goodwill	10,742	10,742
Other assets, net	1,806	1,271
Total other assets	226,139	234,529
TOTAL ASSETS	$517,134	$493,164

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Unearned tuition	$45,603	$44,159
Accounts payable	44,127	27,023
Accrued expenses	19,106	18,430
Current portion of operating lease liabilities	11,254	10,634
Current portion of finance lease liabilities and current portion of long-term debt	838	463
Total current liabilities	120,928	100,709

NONCURRENT LIABILITIES:
Long-term portion of operating lease liabilities	153,567	162,113
Long-term portion of finance lease liabilities	30,207	30,654
Long-term debt	24,752	-
Total liabilities	329,454	293,476

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value - authorized 100,000,000 shares at September 30, 2026 and December 31, 2025, issued and outstanding 30,850,093 shares at September 30, 2026 and 31,623,795 shares at December 31, 2025	46,858	48,181
Additional paid-in capital	30,636	52,339
Retained earnings	110,186	99,168
Total stockholders' equity	187,680	199,688
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$517,134	$493,164

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE	$159,177	$141,389	$445,695	$375,369
COSTS AND EXPENSES:
Educational services and facilities	67,122	57,283	185,148	151,483
Selling, general and administrative	84,340	77,811	243,141	211,775
Loss (gain) on sale of assets	19	10	(8)	(466)
Total costs and expenses	151,481	135,104	428,281	362,792
OPERATING INCOME	7,696	6,285	17,414	12,577
OTHER:
Interest income	5	-	42	125
Interest expense	(1,114)	(991)	(3,009)	(2,505)
INCOME BEFORE INCOME TAXES	6,587	5,294	14,447	10,197
PROVISION FOR INCOME TAXES	1,871	1,495	3,429	2,899
NET INCOME	$4,716	$3,799	$11,018	$7,298
Basic
Net income per common share	$0.15	$0.12	$0.35	$0.24
Diluted
Net income per common share	$0.15	$0.12	$0.35	$0.23
Weighted average number of common shares outstanding:
Basic	31,165	31,000	31,184	30,934
Diluted	31,424	31,318	31,432	31,221

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
  (Unaudited)

	Stockholders' Equity
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock
	Shares	Amount
BALANCE - January 1, 2026	31,623,795	$48,181	$52,339	$99,168	$-	$199,688
Net income	-	-	-	4,356	-	4,356
Stock-based compensation expense
Restricted stock	258,292	-	1,444	-	-	1,444
Net share settlement for equity-based compensation	(184,834)	-	(6,660)	-	-	(6,660)
BALANCE - March 31, 2026	31,697,253	48,181	47,123	103,524	-	198,828
Net income	-	-	-	1,946	-	1,946
Stock-based compensation expense
Restricted stock	25,029	-	1,615	-	-	1,615
Net share settlement for equity-based compensation	(132)	-	0	-	-	0
BALANCE - June 30, 2026	31,722,150	48,181	48,738	105,470	-	202,389
Net income	-	-	-	4,716	-	$4,716
Stock-based compensation expense	-
Restricted stock	-	-	1,718	-	-	1,718
Share repurchases	(871,135)	(1,323)	(19,780)			(21,103)
Net share settlement for equity-based compensation	(922)	-	(40)	-	-	(40)
BALANCE - September 30, 2026	30,850,093	$46,858	$30,636	$110,186	$-	$187,680

	Stockholders' Equity
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock
	Shares	Amount
BALANCE - January 1, 2025	31,462,640	$48,181	$50,639	$79,170	$274	$178,264
Net income	-	-	-	1,944	-	1,944
Stock-based compensation expense						-
Restricted stock	328,140	-	1,205	-	-	1,205
Net share settlement for equity-based compensation	(197,973)	-	(3,633)	-	-	(3,633)
BALANCE - March 31, 2025	31,592,807	48,181	48,211	81,114	274	177,780
Net income	-	-	-	1,554	-	1,554
Stock-based compensation expense
Restricted stock	32,478	-	1,344	-	-	1,344
Net share settlement for equity-based compensation		-	-	-	-	-
BALANCE - June 30, 2025	31,625,285	48,181	49,555	82,668	274	180,678
Net income	-	-	-	3,799	-	3,799
Stock-based compensation expense						-
Restricted stock	5,390	-	1,532	-	-	1,532
Net share settlement for equity-based compensation	(6,880)	-	(155)	-	-	(155)
BALANCE - September 30, 2025	31,623,795	$48,181	$50,932	$86,467	$274	$185,854

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,018	$7,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,125	12,680
Finance lease amortization	1,253	1,253
Amortization of deferred finance charges	157	107
Deferred income taxes	-	547
Loss (gain) on sale of assets	8	(466)
Fixed asset donations	(175)	(197)
Provision for credit losses	47,062	42,584
Stock-based compensation expense	4,777	4,081
(Increase) decrease in assets:
Accounts receivable	(50,658)	(53,919)
Inventories	276	(40)
Prepaid income taxes	1,353	(1,431)
Prepaid expenses and current assets	9,808	(3,802)
Other assets, net	79	1,950
Increase (decrease) in liabilities:
Accounts payable	12,550	(2,856)
Accrued expenses	566	4,813
Unearned tuition	1,444	2,854
Income taxes payable	-	(1,072)
Other liabilities	(128)	1,419
Total adjustments	50,497	8,505
Net cash provided by operating activities	61,515	15,803
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(67,370)	(68,127)
Proceeds from sale of property and equipment	534	494
Net cash used in investing activities	(66,836)	(67,633)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	95,000	45,000
Payments on borrowings	(85,000)	(37,000)
Payment of deferred finance fees	(1,253)	(121)
Finance lease principal paid	(340)	(266)
Tenant allowance finance leases	-	2,212
Principal payments on mortgage loan	(20)	-
Proceeds from mortgage loan	15,040	-
Repurchases of common stock	(19,298)	-
Net share settlement for equity-based compensation	(6,700)	(3,788)
Net cash (used in ) provided by financing activities	(2,571)	6,037
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,892)	(45,793)
CASH AND CASH EQUIVALENTS —Beginning of period	28,519	59,273
CASH AND CASH EQUIVALENTS—End of period	$20,627	$13,480

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2026	2025

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,821	$2,347
Income taxes	$737	$4,857
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash additions of fixed assets	$8,180	$5,593
Unsettled repurchases of common stock	$1,694	$-
Excise tax on share repurchases	$111	$-

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented postsecondary education to recent high school graduates and working adults. The Company, which currently operates 23 campuses in 12 states, opened its new campus in Hicksville, New York in November 2026 and has recently entered into leases for three new campuses: one in Rowlett, Texas, a northern suburb of Dallas, with programs expected to begin in the first half of 2027, one in Suitland, Maryland, located in the Washington, D.C metropolitan area, with programs expected to begin in the fourth quarter of 2027; and one in Tempe, Arizona, located in the Phoenix metropolitan area, with programs expected to begin in the first quarter of 2028. The Company offers programs in skilled trades, automotive, health sciences and information technology. The schools operate under the brands Lincoln Technical Institute, Lincoln College of Technology and Nashville Auto Diesel College.

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

Basis of Presentation—The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. These financial statements, which should be read in conjunction with the December 31, 2025 audited Consolidated Financial Statements and notes thereto and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K”), reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026.

The Company’s business is organized into two reportable business segments: Campus Operations and Transitional. The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance. All of the campuses with continuing operations are classified in this segment. The Transitional segment refers to campuses that are marked for closure and are currently being taught-out, in addition to campuses that are held-for sale. As of September 30, 2026, no campuses were classified in the Transitional segment.

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

Recently Adopted Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) 2025-12, Codification Improvements, which, among other things, amends Accounting Standards Codification ("ASC") 505-30, Equity – Treasury Stock, to clarify that when repurchased shares are retired, or repurchased for constructive retirement (which, in the Company’s case, means the shares are cancelled and returned to the status of authorized but unissued shares), the excess of the repurchase price over par or stated value may be deducted entirely from additional paid-in capital, provided that additional paid-in capital does not become negative. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted on an issue-by-issue basis. In connection with its share repurchase program, the Company early adopted this amendment during the quarter ended September 30, 2026. During the three months ended September 30, 2026, the Company repurchased shares of its common stock (the “Common Stock”) for an aggregate purchase price of approximately $21.0 million net of excise tax, of which $1.3 million was recorded as a reduction of Common Stock and $19.7 million, net of excise tax, representing the excess of the repurchase price over stated value, was recorded as a reduction of additional paid-in capital. The adoption did not impact the Company’s total stockholders’ equity, results of operations or cash flows, as it affected only the allocation of the repurchase cost among the components of stockholders’ equity. The remaining amendments in ASU 2025-12, which the Company has not early adopted, are not expected to have a material impact on its Condensed Consolidated Financial Statements.

New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statements of operations, as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application for periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company does not expect the adoption of this ASU to have a material impact on its Condensed Consolidated Financial Statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU amends the internal-use software cost capitalization model by eliminating stage-based rules and introduces new capitalization criteria based on management authorization and the probability of project completion. This ASU also clarifies the treatment of software development uncertainty and incorporates guidance on website development costs. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. ASU 2025-06 may be applied prospectively, retrospectively or on a modified transition approach with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its Condensed Consolidated Financial Statements.

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

Index
In accordance with ASC 740, the Company assesses its deferred tax assets to determine whether it is more likely than not that all or a portion will not be realized. A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In accordance with ASC 740, our assessment considers whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, the Company considers, among other things, historical levels of income, expected future income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Significant judgment is required in determining the future tax consequences of events that have been recognized in our Condensed Consolidated Financial Statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial position or results of operations. Changes in, among other things, income tax legislation, statutory income tax rates or future income levels could materially impact the Company’s valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the nine months ended September 30, 2026 and 2025, we did not record any interest and penalties expense associated with uncertain tax positions, as we did not have any uncertain tax positions.

On July 4, 2025, the U.S. enacted legislation that generally extends the tax provisions enacted in 2017 that were set to expire at the end of 2025 and makes other changes to federal tax law for multinational corporations. The Company continues to evaluate the impact of the new legislation, and any new impacts applicable as of the date of this Quarterly Report on Form 10-Q (this “Form 10-Q”) have been reflected in the Condensed Consolidated Financial Statements.

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

The weighted average number of common shares used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average shares outstanding - basic	31,164,726	31,000,002	31,184,327	30,934,366
Dilutive effect of Restricted Stock	259,385	317,647	247,819	286,503
Weighted average shares outstanding - diluted	31,424,111	31,317,649	31,432,146	31,220,869

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

Unearned tuition in the amount of $45.6 million and $44.2 million is recorded in the current liabilities section of the accompanying Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. The change in this contract liability balance during the nine months ended September 30, 2026, is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the nine months ended September 30, 2026, that was included in the contract liability balance at the beginning of the year was $43.0 million.

Index
The following table depicts the timing of revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Timing of Revenue Recognition
Services transferred at a point in time	$14,219	$13,579	$31,829	$26,178
Services transferred over time	144,958	127,810	413,866	349,191
Total revenues	$159,177	$141,389	$445,695	$375,369

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

The following table presents components of lease cost and classification on the Condensed Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	Consolidated Statement of Operations Classification	2026	2025	2026	2025
Operating lease cost	Selling, general and administrative	$5,580	$5,114	$17,322	$15,085
Finance lease cost
Amortization of leased assets	Educational services and facilities	418	418	1,253	1,253
Interest on lease liabilities	Interest expense	587	596	1,769	1,769
Variable lease cost	Selling, general and administrative	238	234	744	695
		$6,823	$6,362	$21,088	$18,802

The net change in ROU asset and operating lease liability is included in the net change in other assets in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025.

Index
The net change in ROU asset and finance lease liability is split between principal payments, interest expense and amortization expense. Principal payments are classified in the financing section, interest expense is included in net income and amortization expense is broken out separately in the operating section of the Consolidated Statements of Cash Flows.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

	Nine Months Ended September 30,
	2026	2025
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating Cash Flows - operating leases	$13,887	12,509
Operating Cash Flows - finance leases	$1,769	1,769
Financing Cash Flows - finance leases	$340	(1,945)

Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets
Operating leases	$8,622	$12,309

During the nine months ended September 30, 2026, the Company entered into two new operating leases. The Suitland, Maryland lease commenced during the period, and the Tempe, Arizona lease which had not commenced as of September 30, 2026. Additionally, there were two operating lease modifications during the nine months ended September 30, 2026 relating to other campuses.

On June 30, 2026, the Company entered into a lease for approximately 36,000 square feet of space in Suitland, Maryland, located in the Washington, D.C. metropolitan area, to serve as the Company's second campus in the region. The lease commenced in September 2026, with an initial lease term of 15 years and 7 months.

On August 11, 2026, the Company entered into a lease for approximately 90,000 square feet of space in Tempe, Arizona, located in the Phoenix metropolitan area, to serve as the Company’s first campus in Arizona. The lease term commenced in October 2026, with an initial lease term of 13 years and 1 month.

On July 7, 2026, the Company acquired its previously leased campus property in Melrose Park, Illinois. In connection with the acquisition, the Company derecognized the related operating lease right-of-use asset and lease liability of $9.6 million and $11.0 million, respectively. In accordance with ASC 842-20, the difference between the purchase price and the carrying amount of the lease liability was recorded as an adjustment to the carrying amount of the acquired property, and no gain or loss was recognized.

Weighted-average remaining lease term and discount rate for our leases are as follows:

	As of September 30,
	2026	2025
Weighted-average remaining lease term
Operating leases	13 years	16 years
Finance leases	15 years	13 years

Weighted-average discount rate
Operating leases	6.64%	6.60%
Finance leases	7.66%	7.67%

Maturities of lease liabilities by fiscal year for our leases as of September 30, 2026 are as follows:

Index

Year ending December 31,	Operating Leases	Finance Leases
2026 (excluding the nine months ending September 30, 2026)	$5,374	$708
2027	21,400	2,918
2028	22,440	3,023
2029	20,589	3,132
2030	17,654	3,244
2031	16,495	3,361
Thereafter	143,131	36,812
Total lease payments	247,083	53,198
Less: imputed interest	(82,262)	(22,421)
Present value of lease liabilities	$164,821	$30,777

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

During the nine months ended September 30, 2026 and 2025, there were no impairments of goodwill or long-lived assets.

There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2026, as presented below:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of December 31, 2025	$117,176	$(106,434)	$10,742
Adjustments	-	-	-
Balance as of September 30, 2026	$117,176	$(106,434)	$10,742

6.
PROPERTY, EQUIPMENT AND FACILITIES

As of September 30, 2026 and December 31, 2025, property, equipment and facilities consisted of the following:

	Useful life (years)	September 30, 2026	December 31, 2025
Land	-	$7,730	$52
Buildings and improvements	1-25	200,668	183,770
Equipment, furniture and fixtures	1-7	127,510	119,681
Vehicles	3	2,153	1,979
Construction in progress	-	48,265	14,188
		386,326	319,670
Less accumulated depreciation and amortization		(166,330)	(148,067)
		$219,996	$171,603

Property, equipment and facilities are recorded at cost, with depreciation expense included in our educational services and facilities and selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

Index
The increase in property, equipment and facilities was driven by several factors, including the acquisition of our previously leased Melrose Park, Illinois campus property on July 7, 2026 for a purchase price of $18.8 million. The property was recorded at $17.3 million, consisting of $7.7 million of land and $9.6 million of building, reflecting a $1.5 million reduction related to the derecognition of the existing operating lease. The increase also reflects a $29.2 million investment relating primarily to the build-out of the new campuses in Houston, Texas; Hicksville, New York; Rowlett, Texas; Suitland, Maryland; and Tempe, Arizona; $1.8 million in new and expanded programs at various campuses; and $5.4 million in facilities upgrades, training materials and equipment. Depreciation and amortization expense of property, equipment and facilities was $8.0 million and $5.5 million for the three months ended September 30, 2026 and 2025, respectively, and $23.4 million and $13.9 million for the nine months ended September 30, 2026 and 2025, respectively, which includes amortization of finance leases of $0.4 million for each of the three-month periods and $1.3 million for each of the nine-month periods.

7.
LONG-TERM DEBT

The components of long-term debt were as follows (in thousands):

	September 30, 2026			December 31, 2025
	Interest Rate	Maturity Date	Carrying Value	Carrying Value
Revolving Credit Facility	5.38%	April 2031	$10,000	$-
Mortgage Loan	5.95%	July 2036	15,020	-
Total debt			25,020	-
Less: current portion of long-term debt (1)			(268)	-
Long-term debt			$24,752	$-

(1) Included within “Current portion of finance lease liabilities and current portion of long-term debt” on the Condensed Consolidated Balance Sheets.

Credit Facility

On February 16, 2024, the Company entered into a secured credit agreement (the “Credit Agreement”) with Fifth Third Bank, National Association, pursuant to which the Company, as borrower, obtained a revolving credit facility in the aggregate principal amount of $40.0 million, including a $10.0 million letter of credit sublimit and a $20.0 million accordion feature (the “Facility”), the proceeds of which were used for working capital, general corporate and certain other permitted purposes. The initial term of the Facility was 36 months, maturing on February 16, 2027.

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

Index
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

During the three months ended September 30, 2026, and subsequently on October 2, 2026, the Company repurchased shares of its common stock while advances under the Amended and Restated Facility were outstanding, which repurchases consequently were not in compliance with the conditions stated in the Amended and Restated Credit Agreement and, as such, constituted an event of default. On November 6, 2026, the Company entered into the First Amendment to Amended and Restated Credit Agreement and Waiver (the “Amendment and Waiver”) under which, among other things, the Lenders waived such event of default. In addition, the Amendment and Waiver amends the Amended and Restated Credit Agreement to permit future share repurchases by the Company provided that no default or event of default is continuing or would result and that the Company’s total liquidity after the transaction would exceed $25 million, and further adds a Daily Simple SOFR borrowing option allowing daily borrowing with the ability to repay such borrowings without premium, penalty or breakage fees; the existing loan options available under the Amended and Restated Credit Agreement remain unchanged.

In connection with the original Facility and the Amended and Restated Facility (but excluding costs incurred in connection with the Amendment and Waiver), the Company has incurred a total of approximately $1.6 million in bank and legal fees consisting of approximately $0.5 million to execute the Facility, an additional $0.1 million relating to the Second Amendment and an additional $1.0 million for the Amended and Restated Facility. These fees have been capitalized and are included in deferred finance charges on the Condensed Consolidated Balance Sheet and are being amortized to interest expense over the term of the Amended and Restated Facility.

For the three and nine months ended September 30, 2026, interest paid in connection with the original Facility and the Amended and Restated Facility was approximately $0.4 million and $0.9 million compared to $0.3 million and $0.4 million for the three and nine months ended September 30, 2025.

As of September 30, 2026, the Company had $10.0 million outstanding under the Amended and Restated Facility.

Mortgage Loan

On July 7, 2026, in connection with the acquisition of its previously leased campus property in Melrose Park, Illinois, the Company entered into a loan agreement with Provident Bank in the principal amount of $15.0 million (the “Mortgage Loan”). The Mortgage Loan bears interest at a fixed rate of 5.95% per annum for the first five years and thereafter at a rate equal to the five-year U.S. Treasury yield plus 1.75%, subject to a floor of 5.00% per annum. The Mortgage Loan is payable in monthly installments of principal and interest of approximately $0.1 million, which began on September 1, 2026, and matures on July 1, 2036. The Mortgage Loan is secured by the Melrose Park property, is guaranteed by the Company and its subsidiaries, and contains customary representations, warranties, and financial and other covenants. As of September 30, 2026, the outstanding principal balance of the Mortgage Loan was $15.0 million, of which $0.3 million was classified as current. The Mortgage Loan is presented net of unamortized debt issuance costs of $0.2 million.

8.
STOCKHOLDERS’ EQUITY

As of September 30, 2026, the Company had 100,000,000 shares of Common Stock authorized of which 30,850,093 shares were issued and outstanding. Holders of our Common Stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. The Company has not declared or paid any cash dividends on our Common Stock since the Company’s Board of Directors discontinued our quarterly cash dividend program in February 2015. The Company currently has no intentions of resuming the payment of cash dividends in the foreseeable future.

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

The expense related to Restricted Stock Awards for the three and nine months ended September 30, 2026 was $1.7 million and $4.8 million, respectively, compared to $1.5 million and $4.1 million for the three and nine months ended September 30, 2025, respectively. The unrecognized stock expense related to Restricted Stock Awards as of September 30, 2026 and December 31, 2025 was $9.4 million and $6.0 million, respectively. As of September 30, 2026, the outstanding Restricted Stock Awards under the LTIP had an aggregate intrinsic value of $13.3 million compared to $18.3 million in the prior year comparable period.

For the three and nine months ended September 30, 2026, the Company completed a net share settlement of 922 shares and 185,888 shares, respectively, compared to 6,880 shares and 204,835 restricted shares for the three and nine months ended September 30, 2025. The net share settlement was performed on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP. The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2026, creating taxable income for the employees. At the employees’ request, the Company paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company. These transactions resulted in a decrease of less than $0.1 million and $6.7 million for the three and nine months ended September 30, 2026, compared to $0.2 million and $3.8 million for the three and nine months ended September 30, 2025, respectively, to equity on the Condensed Consolidated Balance Sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

Index
The following is a summary of transactions pertaining to Restricted Stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested Restricted Stock outstanding at December 31, 2025	809,376	$12.94
Granted	253,946	32.43
Canceled	-	-
Vested	(452,929)	11.25
Nonvested Restricted Stock outstanding at September 30, 2026	610,393	$22.30

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

The Board of Directors subsequently authorized the repurchase of an additional $10.0 million of the Company’s Common Stock, increasing the total authorization under the program to $40.0 million, and has extended the share repurchase program for additional 12-month periods.

During the three and nine months ended September 30, 2026, the Company repurchased 871,135 shares of its Common Stock under the share repurchase program at an average price of $24.05 per share, for an aggregate cost of approximately $20.9 million, excluding commissions and excise tax. Of this amount, $1.7 million related to a repurchase executed on September 30, 2026 that settled on October 1, 2026, and was included in accounts payable on the Condensed Consolidated Balance Sheets as of September 30, 2026. The Company did not repurchase any shares under the program during the three and nine months ended September 30, 2025. As of September 30, 2026, the Company had approximately $8.7 million remaining for additional repurchases under the program. Since the inception of the program through September 30, 2026, the Company has made repurchases of approximately 2.6 million shares of the Company’s Common Stock, at an average share price of $11.99 for an aggregate expenditure of approximately $31.3 million, excluding commissions and excise tax.

On October 2, 2026, the Company repurchased an additional 68,548 shares of its Common Stock under the program at an average price of $21.93 per share, for approximately $1.5 million, excluding commissions and excise tax.

On November 4, 2026, the Board of Directors authorized the repurchase of an additional $30.0 million of the Company’s Common Stock, increasing the total authorization under the program to $70.0 million, and extended the program through May 24, 2028.

During the quarter ended September 30, 2026, the Company early adopted ASU 2025-12, Codification Improvements, and elected the option it added to ASC 505-30, Equity – Treasury Stock, to charge the entire excess of the repurchase price over par or stated value of shares that are retired, or repurchased for constructive retirement, to additional paid-in capital, as long as additional paid-in capital does not become negative. As the Company’s Common Stock has no par value, the Company reduces Common Stock by the average carrying value per share of Common Stock, calculated as the Common Stock balance divided by the number of shares outstanding prior to the repurchases, multiplied by the number of shares repurchased, and charges the remaining excess of the repurchase price to additional paid-in capital. Shares repurchased under the program are recorded on the trade date and are cancelled and returned to the status of authorized but unissued shares in accordance with New Jersey law.

Index
Under the Inflation Reduction Act of 2022, the Company is subject to a 1% excise tax on the fair market value of shares repurchased during the year. The amount subject to the excise tax is reduced by the fair market value of shares issued during the year, which consisted of shares delivered to employees upon vesting of Restricted Stock Awards, net of shares withheld for taxes. As of September 30, 2026, the Company had accrued excise tax of approximately $0.1 million.

9.
COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On September 11, 2026, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its officers (Scott Shaw and Brian Meyers) on behalf of a putative class of shareholders who acquired shares of the Company’s common stock between May 11, 2026 and August 9, 2026. That action is captioned Stuart Bacha v. Lincoln Educational Services Corporation, et al., 2:26-cv-11842-MCA-CF (D.N.J.) (the “Bacha Action”). The Bacha Action alleges, among other things, that the Company, Scott Shaw, and Brian Meyers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by, among other things, making allegedly materially false or misleading statements regarding the Company’s financial results for the first quarter of 2026. The Bacha Action seeks unspecified monetary damages on behalf of a putative class and an award of costs and expenses, including reasonable attorneys’ fees. We dispute the allegations in the Bacha Action and intend to vigorously defend ourselves in this matter. In view of the complexity and ongoing and uncertain nature of the outstanding proceedings and inquiries, at this time we are unable to estimate a reasonably possible financial loss or range of financial loss, if any, that we may incur to resolve the Bacha Action.

Other than as described above, there are no material developments relating to previously disclosed legal proceedings. See the “Legal Proceedings” section of the Company’s Form 10-K and previously filed Form 10-Qs for information regarding existing legal proceedings.

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

Student Financing Plans

As of September 30, 2026, the Company had outstanding net financing commitments to its students to assist them in financing their education of approximately $68.9 million, net of interest.

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

Transitional— The Transitional segment refers to campuses that are marked for closure and are currently being taught out, in addition to campuses that are held-for-sale. As of September 30, 2026, none of our campuses were classified in the Transitional segment.

The individual operating segments have been aggregated into two reportable segments based on the method by which our Chief Operating Decision Maker (“CODM”) 1) evaluates performance and allocates resources and 2) as a result of the Company’s judgment, that the reporting units have similar products, production processes, types of customers, methods of distribution, regulatory environment, and economic characteristics. The Company’s CODM is comprised of a team of executives deemed the “Executive Committee,” which is made up of the following individuals:

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

Summary financial information by reporting segment is as follows:

	Three Months Ended September 30,
	Consolidated		Campus Operations		Corporate
	2026	2025	2026	2025	2026	2025
REVENUE	$159,177	$141,389	$159,177	$141,389	$-	$-
COSTS AND EXPENSES:
Instructional	28,368	24,813	28,368	24,813	-	-
Books and tools	16,423	14,915	16,423	14,915	-	-
Facilities	14,506	12,239	14,506	12,239	-	-
Depreciation and amortization	7,825	5,316	7,825	5,316	-	-
Educational services and facilities	67,122	57,283	67,122	57,283	-	-

Sales and marketing	28,991	25,347	28,991	25,347	-	-
Student services	7,751	6,332	7,751	6,332	-	-
Provision for credit losses	17,344	17,572	17,344	17,566	-	6
Administrative	30,124	28,416	13,107	11,590	17,017	16,826
Depreciation and amortization	130	144	-	-	130	144
Selling, general and administrative	84,340	77,811	67,193	60,835	17,147	16,976
Loss on sale of assets	19	10	19	10	-	-
Total costs and expenses	151,481	135,104	134,334	118,128	17,147	16,976
OPERATING INCOME (LOSS)	$7,696	$6,285	$24,843	$23,261	$(17,147)	$(16,976)

	Nine Months Ended September 30,
	Consolidated		Campus Operations		Corporate
	2026	2025	2026	2025	2026	2025
REVENUE	$445,695	$375,369	$445,695	$375,369	$-	$-
COSTS AND EXPENSES:
Instructional	84,144	71,372	84,144	71,372	-	-
Books and tools	36,634	29,393	36,634	29,393	-	-
Facilities	41,388	37,257	41,388	37,257	-	-
Depreciation and amortization	22,982	13,461	22,982	13,461	-	-
Educational services and facilities	185,148	151,483	185,148	151,483	-	-

Sales and marketing	77,633	63,920	77,633	63,920	-	-
Student services	23,010	18,933	23,010	18,933	-	-
Provision for credit losses	47,062	42,584	47,062	42,542	-	42
Administrative	95,040	85,866	38,687	34,750	56,353	51,116
Depreciation and amortization	396	472	-	-	396	472
Selling, general and administrative	243,141	211,775	186,392	160,145	56,749	51,630
(Gain) loss on sale of assets	(8)	(466)	15	(500)	(23)	34
Total costs and expenses	428,281	362,792	371,555	311,128	56,726	51,664
OPERATING INCOME (LOSS)	$17,414	$12,577	$74,140	$64,241	$(56,726)	$(51,664)

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

The Company's financial instruments measured at fair value on a recurring basis consist of Level 1 cash equivalents, including money market funds, which were not material as of September 30, 2026, and December 31, 2025.

The carrying amount of the Company’s financial instruments, including cash equivalents, receivables, accounts payable and accrued expenses, approximates fair value due to the short-term nature.

The carrying amounts of the Company’s borrowings under the Amended and Restated Facility of $10.0 million and the Mortgage Loan of $15.0 million as of September 30, 2026 approximate their fair values because the Amended and Restated Facility bears a variable interest rate and the Mortgage Loan was entered into in July 2026 at prevailing market rates. Both fair value measurements are classified as Level 2 of the fair value hierarchy.

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

Index
Student Receivables

The Company has student receivables that are due greater than 12 months from the date of our Condensed Consolidated Balance Sheets. As of September 30, 2026, and December 31, 2025, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $22.4 million and $21.2 million, respectively.

The following table presents the amortized cost basis of student receivables as of September 30, 2026, by year of origination.

	September 30, 2026
Year	Student Receivables (1)		Nine Months Ended Write-Off's (2)
2026	$86,841	2026	$-
2025	21,325	2025	41,367
2024	10,530	2024	3,602
2023	5,636	2023	1,105
2022	2,556	2022	359
Prior	2,327	Prior	360
Total	$129,215	Total	$46,793

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

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). Changes in our current and non-current allowance for credit losses related to our student receivable portfolio were calculated in accordance with ASC 326 for the nine months ended September 30, 2026, and 2025, respectively.

	Nine Months Ended September 30,
	2026	2025
Balance, beginning of period	$70,346	$65,572
Provision for credit losses	47,062	42,584
Write-off's	(46,793)	(33,866)
Balance, at end of period	$70,615	$74,290

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

Index
13.
SUBSEQUENT EVENTS

Credit Agreement Amendment and Waiver

On November 6, 2026, the Company entered into the Amendment and Waiver under which, among other things, the Lenders waived the event of default arising from share repurchases made while advances under the Amended and Restated Facility were outstanding. In addition, the Amendment and Waiver permits future share repurchases by the Company provided that no default or event of default is continuing or would result and that the Company’s total liquidity after the transaction would exceed $25 million, and adds a Daily Simple SOFR borrowing option allowing daily borrowing with the ability to repay such borrowings without premium, penalty or breakage fees. For additional information, see Note 7, Long-Term Debt.

Index
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to “we,” “our,” “us” and the “Company” refer to Lincoln Educational Services Corporation and its subsidiaries unless the context indicates otherwise.

This discussion may contain forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements, which are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects, and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” or similar words and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures, and the effect of pandemics and their ultimate effects on the Company’s business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. Additional factors that could cause or contribute to differences between our actual results and those anticipated include, but are not limited to, those described in the “Risk Factors” section of our Form 10-K and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The Company’s business is organized into two reportable business segments: Campus Operations; and Transitional. The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance. The Transitional segment refers to campuses that have been marked for closure and are being taught out, in addition to campuses that are held-for-sale. As of September 30, 2026 no campuses were classified in the Transitional segment.

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

General

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our”, and “us”, as applicable) provide diversified career-oriented postsecondary education to recent high school graduates and working adults. The Company, which currently operates 23 campuses in 12 states, recently opened its new campus in Hicksville, New York in November 2026 and has recently entered into leases for three new campuses: one in Rowlett, Texas, a northern suburb of Dallas, with programs expected to begin in the first half of 2027; one in Suitland, Maryland, located in the Washington, D.C. metropolitan area with programs expected to begin in the fourth quarter of 2027; and one in Tempe, Arizona, located in the Phoenix metropolitan area, with programs expected to begin in the first quarter of 2028. The Company offers programs in skilled trades, automotive, health sciences and information technology. The schools operate under the brands Lincoln Technical Institute, Lincoln College of Technology, and Nashville Auto Diesel College.

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

Business Strategy

We strive to strengthen our position as a leading provider of career‑oriented postsecondary education by continuing to pursue the following strategy:

•
Expand Geographically. We plan to open new campuses and enter new markets using existing resources or acquisitions. We opened new campuses in Hicksville, New York in November 2026 and in Houston, Texas in August 2025, and have signed leases for new campuses in Rowlett, Texas, which is expected to open in the first quarter of 2027; Suitland, Maryland, with programs expected to begin in the fourth quarter of 2027; and Tempe, Arizona, for which we entered into in August 2026, with programs expected to begin in the first quarter of 2028. We continue to evaluate opportunities to expand our footprint in markets that support our long-term growth objectives.
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

Recent and Planned Campus Openings

Campus Location	Type	Status	Opening Date
Nashville, TN	Campus Relocation	Opened	March 2025
Levittown, PA	Campus Relocation	Opened	August 2025
Houston, TX	New Campus	Opened	August 2025
Hicksville, NY	New Campus	Opened	November 2026
Rowlett, TX	New Campus	In Progress	First half of 2027
Suitland, MD	New Campus	In Progress	Fourth quarter of 2027
Tempe, AZ	New Campus	In Progress	First quarter of 2028

Results of Operations for the Three and Nine Months Ended September 30, 2026

The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Costs and expenses:
Educational services and facilities	42.2%	40.5%	41.5%	40.4%
Selling, general and administrative	53.0%	55.0%	54.6%	56.4%
Gain on sale of assets	0%	0%	0%	(0.1)%
Total costs and expenses	95.2%	95.6%	96.1%	96.6%
Operating income	4.8%	4.4%	3.9%	3.4%
Interest expense, net	(0.7)%	(0.7)%	(0.7)%	(0.6)%
Income from operations before income taxes	4.1%	3.7%	3.2%	2.7%
Provision for income taxes	1.2%	1.1%	0.8%	0.8%
Net income	3.0%	2.7%	2.5%	1.9%

Index
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Consolidated Results of Operations

Revenue. Revenue increased $17.8 million, or 12.6%, to $159.2 million for the three months ended September 30, 2026, from $141.4 million in the prior year comparable period. Revenue growth was primarily due to a 10.9% increase in average student population.

	Three Months Ended September 30,
Consolidated	2026	2025	7/1/25 starts*	2025*	% change	% change*
Revenue (millions)	$159.2	$141.4			12.6%

Total new student starts	7,362	9,209	(2,764)	6,445	(20.1)%	14.2%
Average student population	18,584	16,303	460	16,763	14.0%	10.9%
End of period student population	20,325	18,244	-	18,244	11.4%	11.4%

* 2025 figures exclude 2,764 student starts on July 1, 2025, which are reflected in the three months ended June 30, 2025, to align with comparable student start activity in the current year during the last week of June 2026, returning to our typical start schedule.

	Three Months Ended September 30,
	Consolidated		Campus Operations		Corporate
	2026	2025	2026	2025	2026	2025
REVENUE	$159,177	$141,389	$159,177	$141,389	$-	$-
COSTS AND EXPENSES:
Instructional	28,368	24,813	28,368	24,813	-	-
Books and tools	16,423	14,915	16,423	14,915	-	-
Facilities	14,506	12,239	14,506	12,239	-	-
Depreciation and amortization	7,825	5,316	7,825	5,316	-	-
Educational services and facilities	67,122	57,283	67,122	57,283	-	-

Sales and marketing	28,991	25,347	28,991	25,347	-	-
Student services	7,751	6,332	7,751	6,332	-	-
Provision for credit losses	17,344	17,572	17,344	17,566	-	6
Administrative	30,124	28,416	13,107	11,590	17,017	16,826
Depreciation and amortization	130	144	-	-	130	144
Selling, general and administrative	84,340	77,811	67,193	60,835	17,147	16,976
Loss on sale of assets	19	10	19	10	-	-
Total costs and expenses	151,481	135,104	134,334	118,128	17,147	16,976
OPERATING INCOME (LOSS)	$7,696	$6,285	$24,843	$23,261	$(17,147)	$(16,976)

Educational services and facilities expense. Educational services and facilities expense increased by $9.8 million, or 17.2%, to $67.1 million for the three months ended September 30, 2026, compared to $57.3 million for the prior year comparable period. This includes a $3.1 million increase in costs related to our new campuses in Houston, Hicksville, Rowlett and Suitland.

The increase was primarily due to costs associated with a larger student population, higher books and tools expense from increased laptop pricing, and higher depreciation resulting from capital investments to support our growth initiatives.

Educational services and facilities expense as a percentage of revenue increased to 42.2% from 40.5% in the prior year comparable period.

Selling, general and administrative expense. Selling, general and administrative expense increased $6.5 million, or 8.4%, to $84.3 million for the three months ended September 30, 2026, compared to $77.8 million in the prior year comparable period. The increase was primarily driven by a larger student population and higher sales and marketing expense. This includes a $1.6 million increase in costs related to our new campuses.

Index
Sales and marketing expense increased by $3.5 million, or 13.9%, including $0.5 million related to our new campuses, due to higher student acquisition costs.

Selling, general and administrative expenses continued to decline as a percentage of revenue, at 53.0% for the three months ended September 30, 2026, compared to 55.0% for the same period in 2025.

We evaluate performance based on operating results. Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Corporate and Other

This category includes unallocated expenses incurred on behalf of the entire Company. Corporate and other expenses were $17.1 million for the three months ended September 30, 2026, compared to $17.0 million in the prior year comparable period, remaining relatively consistent year over year.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Consolidated Results of Operations

Revenue. Revenue increased $70.3 million, or 18.7%, to $445.7 million for the nine months ended September 30, 2026, from $375.4 million in the prior year comparable period. Revenue growth was primarily due to a 14.4% increase in average student population.

	Nine Months Ended September 30,
Consolidated	2026	2025	7/1/25 starts*	2025*	% change	% change*
Revenue (millions)	$445.7	$375.4			18.7%

Total new student starts	18,840	16,976	-	16,976	11.0%	11.0%
Average student population	18,404	15,776	306	16,082	16.7%	14.4%
End of period student population	20,325	18,244	-	18,244	11.4%	11.4%

* 2025 figures exclude 2,764 student starts on July 1, 2025, which are reflected in the three months ended June 30, 2025, to align with comparable student start activity in the current year during the last week of June 2026, returning to our typical start schedule.

	Nine Months Ended September 30,
	Consolidated		Campus Operations		Corporate
	2026	2025	2026	2025	2026	2025
REVENUE	$445,695	$375,369	$445,695	$375,369	$-	$-
COSTS AND EXPENSES:
Instructional	84,144	71,372	84,144	71,372	-	-
Books and tools	36,634	29,393	36,634	29,393	-	-
Facilities	41,388	37,257	41,388	37,257	-	-
Depreciation and amortization	22,982	13,461	22,982	13,461	-	-
Educational services and facilities	185,148	151,483	185,148	151,483	-	-

Sales and marketing	77,633	63,920	77,633	63,920	-	-
Student services	23,010	18,933	23,010	18,933	-	-
Provision for credit losses	47,062	42,584	47,062	42,542	-	42
Administrative	95,040	85,866	38,687	34,750	56,353	51,116
Depreciation and amortization	396	472	-	-	396	472
Selling, general and administrative	243,141	211,775	186,392	160,145	56,749	51,630
(Gain) loss on sale of assets	(8)	(466)	15	(500)	(23)	34
Total costs and expenses	428,281	362,792	371,555	311,128	56,726	51,664
OPERATING INCOME (LOSS)	$17,414	$12,577	$74,140	$64,241	$(56,726)	$(51,664)

Index
Educational services and facilities expense. Educational services and facilities expense increased by $33.7 million, or 22.2%, to $185.1 million for the nine months ended September 30, 2026, compared to $151.5 million for the prior year comparable period. This includes an $8.9 million increase in costs related to our new campuses in Houston, Hicksville, Rowlett and Suitland.

The increase was primarily driven by costs associated with supporting a larger student population, including market-based adjustments to instructional compensation to remain competitive and retain talent and higher depreciation expense, largely resulting from capital investments to support our growth initiatives.

Educational services and facilities expense as a percentage of revenue increased to 41.5% from 40.4% in the prior year comparable period.

Selling, general and administrative expense. Selling, general and administrative expense increased $31.4 million, or 14.8%, to $243.1 million for the nine months ended September 30, 2026, compared to $211.8 million for the prior year comparable period, primarily driven by a larger student population, higher sales and marketing expense. This includes a $5.5 million increase in costs related to our new campuses.

Selling, general and administrative expenses declined as a percentage of revenue at 54.6% for the nine months ended September 30, 2026, compared to 56.4% for the same period in 2025.

Sales and marketing expense increased by $13.7 million, or 21.5%, including $2.9 million related to our new campuses, due to higher student acquisition costs.

While the provision for credit losses increased in absolute terms by $4.5 million, it declined as a percentage of revenue from 11.3% to 10.6% year-over-year reflecting continuing efficiencies from our financial aid processes and stronger collections.

Income taxes. Income tax provision was $3.4 million for the nine months ended September 30, 2026, representing an effective tax rate of 23.7% of pre-tax income, compared to $2.9 million income tax provision and an effective tax rate of 28.4% in the prior year comparable period. The decrease in effective tax rate was primarily due to a discrete tax benefit related to restricted stock vesting.

We evaluate performance based on operating results. Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Corporate and Other

This category includes unallocated expenses incurred on behalf of the entire Company. Corporate and other expenses were $56.8 million for the nine months ended September 30, 2026, compared to $51.7 million in the prior year comparable period. The increase was primarily driven by higher salaries and benefits to support a larger student population and the execution of our growth initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal source of liquidity has been cash provided by operating activities. The following chart summarizes the principal elements of our cash flow for each of the nine months ended September 30, 2026, and 2025:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$61,515	$15,803
Net cash used in investing activities	$(66,836)	$(67,633)
Net cash (used in) provided by financing activities	$(2,571)	$6,037

As of September 30, 2026, the Company had $20.6 million in cash and cash equivalents, compared to $13.5 million in cash and cash equivalents as of September 30, 2025. The change in cash position from the prior year comparable period was primarily driven by higher net cash provided by operating activities, reflecting higher net income and favorable changes in working capital, along with proceeds from the Mortgage Loan, partially offset by repurchases of our Common Stock and higher net share settlements for equity-based compensation.

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

Net cash provided by operating activities for the nine months ended September 30, 2026 was $61.5 million, compared to $15.8 million in the prior year comparable period, primarily driven by changes in working capital due to timing, higher depreciation and amortization, a higher provision for credit losses and higher net income.

Investing Activities

Net cash used in investing activities was $66.8 million for the nine months ended September 30, 2026 compared to $67.6 million in the prior year comparable period, primarily related to capital expenditures associated with growth initiatives.

Capital expenditures for the nine months ended September 30, 2026 were $67.4 million, compared to $68.1 million in the prior year comparable period. Current period capital expenditures primarily related to the buildout of our new campuses in Houston, Texas, Hicksville, New York, Rowlett, Texas, Suitland, Maryland, and Tempe, Arizona, as well as the acquisition of our previously leased Melrose Park, Illinois campus. We also continue to invest in expanding programs at existing campuses that demonstrate high market demand and successful student outcomes. We expect to fund future capital expenditures with cash generated from operating activities, cash on hand and availability under our credit facility.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 was $2.6 million, compared to net cash provided by financing activities of $6.0 million in the prior year comparable period, primarily due to repurchases of our Common Stock of $19.3 million and higher net share settlements for equity-based compensation, partially offset by proceeds of $15.0 million from the Mortgage Loan and higher net borrowings under our revolving credit facility.

During the three and nine months ended September 30, 2026, we repurchased 871,135 shares of our Common Stock for an aggregate purchase price of approximately $21.0 million, excluding excise tax, under our share repurchase program, of which $1.7 million was settled on October 1, 2026. As of September 30, 2026, $8.7 million remained available under the program. Under the First Amendment to Amended and Restated Credit Agreement and Waiver (the “Amendment and Waiver”), future share repurchases are permitted provided that no default or event of default is continuing or would result and that our total liquidity after the transaction would exceed $25 million, as discussed elsewhere and below.

Melrose Park Property Acquisition and Mortgage Loan

On July 7, 2026, the Company completed the acquisition of its previously leased Melrose Park, Illinois campus property for a purchase price of $18.8 million, converting the location from a leased to an owned facility. The purchase was funded with a $15.0 million mortgage loan from Provident Bank (the “Mortgage Loan”) and cash on hand. The Mortgage Loan bears interest at a fixed rate of 5.95% per annum for the first five years, is payable in monthly installments of principal and interest of approximately $0.1 million, and matures on July 1, 2036. As of September 30, 2026, the outstanding principal balance of the Mortgage Loan was $15.0 million. See Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements for additional details. We do not expect this transaction to have a material impact on our future results of operations.

Index
Credit Facility

The Company maintains a revolving credit facility to support working capital and general corporate purposes. In April 2026, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”), which increased total borrowing capacity under the revolving credit facility (the “Amended and Restated Facility”) from $60.0 million to $125.0 million and extended its maturity from March 7, 2028 to April 11, 2031.

During the three months ended September 30, 2026, and subsequently on October 2, 2026, we repurchased shares of our Common Stock while advances under the Amended and Restated Facility were outstanding, which repurchases were not in compliance with the conditions stated in the Amended and Restated Credit Agreement and, as such, constituted an event of default. On November 6, 2026, we entered into the Amendment and Waiver under which, among other things, the lenders waived such event of default. In addition, the Amendment and Waiver permits future share repurchases provided that no default or event of default is continuing or would result and that our total liquidity after the transaction would exceed $25.0 million, and adds a Daily Simple SOFR borrowing option allowing daily borrowing with the ability to repay such borrowings without premium, penalty or breakage fees.

As of September 30, 2026, the Company had $10.0 million outstanding under the credit facility. For additional information regarding the terms of the facility, see Note 7, Long-Term Debt.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments. As of September 30, 2026, the Company had $25.0 million of debt outstanding, consisting of $10.0 million under the revolving credit facility and $15.0 million under the Mortgage Loan, of which $0.3 million is due within the next twelve months. See Note 7 – Long-Term Debt for additional information. The Company leases offices, educational facilities and various items of equipment for varying periods through the year 2045 at basic annual rental rates (excluding taxes, insurance, and other expenses under certain leases).

As of September 30, 2026, the Company had outstanding loan principal commitments to our active students of $68.9 million. These are institutional loans, and no cash is advanced to students. The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are required to fund their education using these funds and they are not reported on our financial statements.

Regulatory Updates

Negotiated Rulemaking

On January 27, 2026, the DOE announced a notice of its intent to initiate a rulemaking process with the goal of amending the existing regulations for the DOE’s recognition of accrediting agencies. The Accreditation, Innovation, and Modernization (AIM) Committee met from April 13-17, 2026, and from May 18-21, 2026. The AIM Committee reached consensus on the proposed regulations on May 21, 2026. The proposed regulations would revise the federal recognition criteria for accrediting agencies related to topics including transfer of credit, application of student achievement and outcomes standards, faculty sufficiency and integrity, institutional facilities, and due process during appeals of adverse actions, and would institute other changes to the accreditation regulations that could affect institutions accredited by federally recognized accrediting agencies, including our schools. The DOE published a notice of proposed rulemaking on August 20, 2026, and the comment period expired on September 21, 2026. Subsequently, the DOE published the final regulations on October 30, 2026, with an effective date of July 1, 2027. We are still evaluating the final regulation and cannot predict the impact of this regulation on our schools.

The new regulation discussed above, and any future regulations or guidance on these or other topics, could increase the possibility that our schools could be subject to additional reporting requirements and additional oversight by DOE and accrediting agencies. The DOE has indicated it intends to engage in further rulemaking on topics which may include, but not be limited to, rules governing change of ownership, cash management, administrative capability standards, program length requirements, financial responsibility requirements, the 90/10 rule, and campus safety and security reporting requirements. However, we cannot predict whether or when the DOE may engage in rulemaking on these or other topics, nor the timing, scope, and impact of any future regulations or guidance the DOE might issue on these or other topics.

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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk exposure during the three months ended September 30, 2026. See Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K.

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

PART II. OTHER INFORMATION

Item 1.
LEGAL PROCEEDINGS

On September 11, 2026, a securities class action complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its officers (Scott Shaw and Brian Meyers) on behalf of a putative class of shareholders who acquired shares of the Company’s common stock between May 11, 2026 and August 9, 2026. That action is captioned Stuart Bacha v. Lincoln Educational Services Corporation, et al., 2:26-cv-11842-MCA-CF (D.N.J.) (the “Bacha Action”). The Bacha Action alleges, among other things, that the Company, Scott Shaw, and Brian Meyers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by, among other things, making allegedly materially false or misleading statements regarding the Company’s financial results for the first quarter of 2026. The Bacha Action seeks unspecified monetary damages on behalf of a putative class and an award of costs and expenses, including reasonable attorneys’ fees. We dispute the allegations in the Bacha Action and intend to vigorously defend ourselves in this matter. In view of the complexity and ongoing and uncertain nature of the outstanding proceedings and inquiries, at this time we are unable to estimate a reasonably possible financial loss or range of financial loss, if any, that we may incur to resolve the Bacha Action.

For additional information regarding legal proceedings, see also the “Legal Proceedings” section of the Company’s Form 10-K and previously filed Form 10-Qs for information regarding existing legal proceedings.

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

Item 1A.
RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K and those contained in our previously filed Form 10-Qs, which could affect our business, financial condition, or operating results. The risks we describe in our periodic reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results. During the quarter ended September 30, 2026, the Company did not become aware of any specific new and additional risk factors that were not previously disclosed.

Index
Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None.
(b)
None.
(c)
On May 24, 2022, the Company announced that the Board of Directors had approved a share repurchase program for 12 months authorizing repurchases of up to $30.0 million of the Company’s Common Stock. On February 27, 2023, the Board of Directors authorized the repurchase of an additional $10.0 million in the Company’s Common Stock, increasing the total authorization under the program to $40.0 million, and has extended the share repurchase program for additional 12-month periods. During the three months ended September 30, 2026, the Company repurchased 871,135 shares of its Common Stock under the share repurchase program and had approximately $8.7 million remaining for additional repurchases under the program as of September 30, 2026. Since the inception of the program through September 30, 2026, the Company has made repurchases totaling approximately 2.6 million shares at an average price of $11.99 for an aggregate expenditure of approximately $31.3 million.
On November 4, 2026, the Board of Directors authorized the repurchase of an additional $30.0 million of the Company’s Common Stock, increasing the total authorization under the program to $70.0 million, and extended the program through May 24, 2028.

The following table presents the number and average price of shares purchased during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares Remaining to be Purchased Under the Plan
July 1, 2026 to July 31, 2026	-	-	-	$29,663,667
August 1, 2026 to August 31, 2026	-	-	-	$29,663,667
September 1, 2026 to September 30, 2026	871,135	$24.05	871,135	$8,671,333
Total	871,135	$24.05	871,135

 (1) Excludes commissions and excise tax.

For more information on the share repurchase plan, see Part I, Item 1. “Notes to Condensed Consolidated Financial Statements”, Note 8 – Stockholders’ Equity.

Item 3.
DEFAULTS UPON SENIOR SECURITIES

(a)
None, other than as otherwise disclosed elsewhere herein.
(b)
None.

Item 4.
MINE SAFETY DISCLOSURES

None.

Item 5.
OTHER INFORMATION

(a)
None.

(b)
None.

(c)
During the three months ended September 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

10.1
Loan Agreement, dated as of July 7, 2026, between Lincoln Technical Institute, Inc. and Provident Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 10, 2026).

10.2
Promissory Note, dated as of July 7, 2026, between Lincoln Technical Institute, Inc. and Provident Bank (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 10, 2026).

10.3
Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of July 7, 2026, by Lincoln Technical Institute, Inc. in favor of Provident Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed July 10, 2026).

10.4
Continuing Guaranty and Suretyship Agreement, dated as of July 7, 2026, by Lincoln Educational Services Corporation and its wholly owned subsidiaries in favor of Provident Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed July 10, 2026).

10.5	First Amendment to Amended and Restated Credit Agreement and Waiver, made as of November 6, 2026.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from the Company’s 10-Q for the quarter ended September 30, 2026, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: November 9, 2026	By:	/s/ Brian K. Meyers
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

10.1
Loan Agreement, dated as of July 7, 2026, between Lincoln Technical Institute, Inc. and Provident Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 10, 2026).

10.2
Promissory Note, dated as of July 7, 2026, between Lincoln Technical Institute, Inc. and Provident Bank (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 10, 2026).

10.3
Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of July 7, 2026, by Lincoln Technical Institute, Inc. in favor of Provident Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed July 10, 2026).

10.4
Continuing Guaranty and Suretyship Agreement, dated as of July 7, 2026, by Lincoln Educational Services Corporation and its wholly owned subsidiaries in favor of Provident Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed July 10, 2026).

10.5	First Amendment to Amended and Restated Credit Agreement and Waiver, made as of November 6, 2026.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from the Company’s 10-Q for the quarter ended September 30, 2026, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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